Form 10QSB
period 2007-09-30
Puramed Bioscience Inc.
filed 2007-11-13
CIK 1409565

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2007

Commission File No. 000-52771

PURAMED BIOSCIENCE, INC.

(Exact name of registrant as specified in its charter)

Minnesota	20-5510104
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1326 Schofield Avenue

Schofield, WI 54476

(Address of principal executive offices)

(715) 359-6373

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES   ☒      NO   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐       Accelerated filer  ☐       Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   YES   ☐      NO   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at November 1, 2007
Common stock, no par value	5,028,689 shares

Transitional Small Business Disclosure Format (Check One):   YES   ☐       NO  ☒

PURAMED BIOSCIENCE, INC.

Item 1.   CONDENSED FINANCIAL STATEMENTS

PURAMED BIOSCIENCE, INC.

(A Development Stage Company)

Condensed Balance Sheets

	September 30, 2007	June 30, 2007
	(Unaudited)
ASSETS

Current Assets
Cash	$33,845	$97,173
Prepaid Expenses	368	2,000

Total Current Assets	34,213	99,173

Property and Equipment
Computer Software	1,218	1,218
Accumulated Depreciation - Computer Software	(191)	(89)

Net Property and Equipment	1,027	1,128

Other Assets
PuraMed Bioscience Products, net of accumulated amortization of $22,391 and $10,390, respectively	313,641	325,642
Trademark	3,229	3,229
Patent	3,373	—

Total Other Assets	320,243	328,871

Total Assets	$355,483	$429,172

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$1,387	$689
Accounts Payable - Related party	48,000	18,171
Accrued Expenses	972	—

Total Current Liabilities	50,359	18,860

Total Liabilities	50,359	18,860

Stockholders’ Equity
Common Stock, no par, 20,000,000 shares authorized, 5,028,689 shares and 5,028,689 issued and outstanding, respectively	584,893	584,893
Deficit accumulated during the development stage	(279,769)	(174,581)

Total Stockholders’ Equity	305,124	410,312

Total Liabilities & Stockholders’ Equity	$355,483	$429,172

See notes to financial statements.

PURAMED BIOSCIENCE, INC.

(A Development Stage Company)

Condensed Statements of Operations

	Three months ended		Period from May 9, 2006 (inception) to September 30, 2007
	September 30, 2007	September 30, 2006
Revenues

Total Revenues	$—	$—	$—

Cost of Sales

Total Cost of Sales	—	—	—

Gross Profit	—	—	—

Operating Expenses
Selling, general and administrative expenses	12,228	6,536	42,266
Amortization and depreciation expense	12,103	—	22,582
Consulting fees	70,808	—	135,394
Research and development	10,049	24,660	79,527

Total Operating Expenses	105,188	31,196	279,769

Net Loss	$(105,188)	$(31,196)	$(279,769)

Loss per Common Share – Basic and Diluted	$(0.02)	$—

Average number of common shares outstanding basic and diluted	5,028,689	—

See notes to financial statements.

PURAMED BIOSCIENCE, INC.

(A Development Stage Company)

Condensed Statements of Cash Flows

	Three months ended		Period from May 9, 2006 (inception) to September 30, 2007
	September 30, 2007	September 30, 2006

Cash Flows from operating activities
Net Loss	$(105,188)	$(31,196)	$(279,769)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	102	—	191
Amortization	12,001	—	22,391
Prepaid Expenses	1,632	—	(368)
Accounts Payable - Related party	29,829	—	48,000
Accounts Payable	698	—	1,387
Accrued Expenses	972	—	972

Total Adjustments	45,234	—	72,573

Net cash used for operating activities	(59,954)	(31,196)	(207,196)

Cash Flows from investing activities
Patent acquisition costs	(3,374)	—	(3,374)
Purchase of property and equipment	—	—	(1,218)
Trademark acquisition costs	—	—	(3,229)

Net cash used for investing activities	(3,374)	—	(7,821)

Cash Flows from financing activities
Proceeds from spin off	—	—	174,393
Proceeds from equity investee	—	31,196	74,469

Net cash provided by financing activities	—	31,196	248,862

Net (decrease) increase in cash	(63,328)	—	33,845

Cash at Beginning of Period	97,173	—	—

Cash at End of Period	$33,845	$—	$33,845

See notes to financial statements.

PURAMED BIOSCIENCE, INC.

(A Development Stage Company)

Condensed Notes to Financial Statements

A.   Basis of Presentation

The condensed balance sheet as of September 30, 2007, the condensed statements of operations for the three month periods ended September 30, 2007 and 2006 and the condensed statements of cash flows for the three month periods ended September 30, 2007 and 2006 have been prepared by PuraMed Bioscience, Inc. (the “Company”) without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2007 and for the three month periods ended September 30, 2007 and 2006 presented herein have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto for the fiscal year ended June 30, 2007 included in the Registration Statement on Form 10-SB of the Company filed with the SEC on August 16, 2007.

B.   Going Concern

At September 30, 2007, the Company had negative working capital of ($16,146) and thus has little of the funds needed to accomplish its planned business strategy or support its projected expenses. The Company plans to obtain the needed working capital primarily through sales of its common stock, which there is no assurance it will be able to accomplish. If the Company cannot obtain substantial working capital through common stock sales or other sources (if any), it will be forced to curtail its planned business operations. If the Company is unable to obtain additional financing, its ability to continue as a going concern is doubtful.

C.   Accounting Policies

Loss per common share – Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted loss per common share assumes the exercise of stock options and warrants using the treasury stock method, if dilutive.

D.   Related Party Transactions

In April 2007, the Company entered into consulting agreements with Messrs. Mitchell and Higgins. Under the terms of the agreements, the Company pays Messrs. Mitchell and Higgins each $8,000 monthly for a period of twelve months. Either party may terminate the agreements for any reason at any time. As of September 30, 2007 there are fees accrued in the amount of $48,000.

The Company reimburses Accelerated Drug Delivery, LLC (ADD), a company owned by Messrs. Mitchell and Higgins, monthly for salaries incurred by ADD, LLC’s office manager and controller. As of September 30, 2007, the Company does not owe any amount to ADD.

E.   Stockholder’s Equity

Effective April 12, 2007, in accordance with the information statement filed April 10, 2007 by PuraMed's former parent Company, Wind Energy America, Inc. (previously known as Dotronix, Inc.), the Company was required to issue 2,586,989 shares of common stock in connection with a 1 for 5 stock split dividend.

Effective immediately following the spin off effective date of April 12, 2007, the Company acquired product development and other proprietary intellectual property from Messrs. Mitchell and Higgins, who are our two principal executive officers, in consideration for 2,442,000 shares divided equally of unregistered common stock of PuraMed Bioscience, Inc., based on $.05 per common share.

Item 2.   MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read and considered along with our condensed financial statements and related notes included in this 10-QSB. These financial statements were prepared in accordance with United States Generally Accepted Accounting Principles (U.S. GAAP). This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ substantially from those anticipated in these forward-looking statements as a result of various factors including those set forth in the “Risk Factors” section of our Form 10-SB filing for fiscal year ending June 30, 2007 filed with the SEC on August 16, 2007.

Background

PuraMed BioScience, Inc. (“PuraMed” or the “Company”) was incorporated in Minnesota on May 9, 2006 as a wholly-owned subsidiary of Wind Energy America, Inc. (formerly “Dotronix, Inc.”) for the purpose of engaging in the business of developing and marketing non-prescription over-the-counter healthcare products to remedy various ailments.

In late 2006, PuraMed’s former parent company decided to spin off its PuraMed subsidiary and related healthcare products business. Accordingly, on April 12, 2007, Wind Energy America, Inc. effected a spin-off of PuraMed to shareholders of Wind Energy America, Inc. on a pro rata dividend basis whereby one common share of PuraMed will be distributed for each five common shares of Wind Energy America, Inc. Since the April 12, 2007 effective date of the spin-off, PuraMed and Wind Energy America, Inc. have operated separately, with their respective managements, businesses, assets and capital structures being completely independent from each other.

The actual distribution date for PuraMed stock from this spin-off could not occur until after our Form 10-SB Registration Statement of PuraMed becomes effective with the Securities and Exchange Commission (SEC). The Company anticipates that the distribution of PuraMed common stock from this spin-off will occur during the fourth quarter of calendar year 2007. Our Form 10-SB registration is now effective and distribution of the PuraMed Bioscience common stock from the spin-off is now being processed.

Detailed information regarding this spin-off of PuraMed from Wind Energy America, Inc. (formerly Dotronix, Inc.) is contained in a Form 8-K and exhibit thereto which were filed with the SEC April 10, 2007, and can be readily accessed at the SEC website www.sec.gov.

Incident to the spin-off, the Company obtained all tangible and intangible assets and intellectual property related to PuraMed non-prescription products and their development and marketing plus $175,000 in working capital.

Overview of Business

The Company is engaged in the business of developing and marketing a line of non-prescription medicinal or healthcare products to be marketed through various retail channels under the PuraMed BioScience brand and trademark. The Company has recently completed all product development and design packaging for its initial two products, PuraMed Migraine and PuraMed Sleep, and expects to begin their commercial introduction to the marketplace by the end of 2007.

Product development and design packaging of all PuraMed products have been conducted entirely by the Company’s two principal officers, Russell Mitchell and James Higgins: Messrs. Mitchell and Higgins have extensive and lengthy experience in new product development and marketing of non-prescription medical products and nutritional supplements and the many varied promotional activities involved in their marketing rollouts. For example, Mitchell Health Technologies served as the master broker for the launch of Quigley Corp’s “Cold-Eeze” treatment for common colds, which within 18 months exceeded $70 million in annual wholesale revenues. The Company considers the long and successful professional involvement of its management team in our industry to be a valuable asset to draw upon to achieve the future growth and profitability anticipated by the Company.

The Company intends to enter the OTC healthcare products marketplace by employing “direct consumer” marketing via print and TV ads and commercials followed by broad retail distribution through mass merchandisers, drug stores and food chains. PuraMed is currently undergoing substantial activities directed toward its initial commercial launch of PuraMed brand products.

PuraMed Migraine

PuraMed Migraine provides acute relief from migraine headaches, and contains the herbs feverfew and ginger as principal ingredients. PuraMed believes that its specific formulation of these herbs for its migraine remedy is unique and proprietary, providing relief from these severe headaches in minutes. The Company believes it will capture a material segment of the huge migraine headache remedy market. We believe that Americans spend in excess of $6 billion annually on headache pain relievers, and that over half of sufferers of migraine headaches rely exclusively on non-prescription medications.

We believe that at least 30 million Americans suffer from chronic migraine headaches with over 20 million of them having “severe” migraine conditions. Thus migraine headaches constitute a severe and disabling condition for millions of people. We further believe that the economic burden alone to the U.S. economy is in excess of $20 billion annually.

PuraMed Migraine is effective, available as a non-prescription remedy, free of significant side effects, and affordable compared to more expensive migraine drugs based on prescription chemical formulations.

PuraMed Sleep

PuraMed Sleep is a new class of non-prescription sleep aid without any known side effects, and contains a proprietary blend of natural ingredients including Valerian, St. John’s Wort, and Chamomile. We believe the PuraMed blend of these ingredients provides an effective remedy for insomnia and other sleep disorders. The sleep aid market features products based primarily on chemical antihistamines.

Accordingly, our PuraMed Sleep product provides a wide open market opportunity for an effective, natural alternative to prescription medications, which are somewhat addictive and often cause withdrawal symptoms and other side effects.

We have priced PuraMed Sleep as a premium sleep aid product, which provides us with a projected gross margin of approximately 80%. This large margin should leave us substantial room for ample introductory promotion, product allowances and other incentives conducive to achieving rapid market penetration.

Similar to the migraine remedy market, the market for sleep aid products represents a very large segment of the overall healthcare products marketplace. We believe that over half of all adults in the U.S. suffer from sleep disorders, and that many of them experience persistent insomnia. The National Center on Sleep Disorders has reported that there are as many as 70 million problem sleepers in the U.S. with many of them suffering from chronic sleep disorders. We believe that insomnia is second only to pain as a healthcare complaint.

Future PuraMed Products

We have completed development of additional PuraMed non-prescription products, which we intend to launch commercially over the next couple years after establishing a solid market for our initial two products. These other PuraMed products include:

PuraMed Tension Headache – provides relief for common tension headaches which afflict a majority of American adults from time to time. The PuraMed remedy providing headache relief features a unique proprietary formulation of St. John’s Wort and common aspirin.

PuraMed Smoker’s Pal – provides relief from the symptoms associated with nicotine withdrawal with the added benefit of an appetite suppressant.

PuraMed Leg Cramps – provides relief of problematic leg cramps associated with Restless Leg Syndrome affecting a large segment of the population in the U.S.

PuraMed Gastro/Intestinal – provides relief of symptoms associated with nighttime reflux disorders.

When introduced commercially, these other products will be packaged and branded much like the initial PuraMed products, since we intend to devote substantial efforts and resources toward gaining a favorable and consistent brand and packaging for all PuraMed products to attempt to make them instantly recognizable on retail store shelves.

Sublingual Delivery System

All PuraMed non-prescription medications will be absorbed by the user through the use of under-the tongue application known as “sublingual.” The use of sublingual delivery provides fast relief for whatever ailment or condition is being treated. Unlike the majority of pills and medications absorbed through the stomach directly, PuraMed products are placed and absorbed directly under the tongue. Advantages of sublingual dispensing of drugs and medications include faster acting absorption for quick relief, improved efficacy, less stomach upset, and fewer side effects.

PuraMed has secured reliable contract manufacturers to produce and package PuraMed medications in easy-to-use sublingual dispensers, which contractors are experienced in the production of this specific type of dispenser. PuraMed believes that its benchmark use of sublingual dispensers will distinguish its products favorably in comparison to most competing OTC products now in the marketplace.

Regulation of PuraMed Products

Unlike prescription drugs or medications, non-prescription healthcare remedies such as PuraMed products do not require FDA approval prior to entering the market. They are nonetheless subject to substantial FDA and other federal regulations governing their use, labeling, advertising, manufacturing and ingredients. PuraMed believes that its current and proposed development, formulation, marketing and other practices and procedures will comply fully with all governmental regulations applicable to PuraMed Products.

Business Structure

PuraMed will function primarily as a research and development, marketing and sales organization. Product manufacturing, packaging, product fulfillment and other operations will be outsourced to experienced and reliable third parties through contracts controlled by PuraMed. PuraMed believes this structure will reduce significantly the development stage costs and development time related to launching each PuraMed product commercially.

Product Manufacturing

Production and packaging of PuraMed products will be outsourced to various contract manufacturers known by PuraMed’s management from prior substantial business and contract dealings. Due to the business and contacts developed by PuraMed management over the past years with leading contract manufacturers, PuraMed is convinced it can obtain professional and timely production, packaging and delivery of all PuraMed products.

Sales and Marketing

PuraMed intends to launch its initial two products commercially through the following three-phase process:

Phase One Rollout: Direct Response.   A series of print advertisements will be published nationally in secondary market newspapers, which initial ads will allow PuraMed to test and refine our advertising message. After refining this initial advertising and identifying primary customer bases, PuraMed will create and have broadcasted television infomercials as well as standard TV commercials. PuraMed will also employ website and toll-free telephone access in conjunction with its print and TV direct response campaigns. PuraMed anticipates beginning its Phase One Rollout during the last quarter of 2007.

Phase Two Rollout: Retail Drugstores.   PuraMed expects to develop substantial product sales and a defined customer base from its direct response marketing phase by the spring of 2008. It will then begin marketing through approximately 18,000 retail drugstores already targeted by PuraMed, including Walgreens, Rite Aid, CVS and others. Due to PuraMed’s management having extensive and good relationships with targeted retail outlets for PuraMed products, PuraMed believes it has the ability to place its products on the shelf in all its targeted retail outlets.

Phase Three Rollout: Further Retail Outlets.   A few months after beginning the Phase Two Rollout, PuraMed will launch Phase Three which will consist of placing PuraMed products in a further approximately 21,000 targeted retail outlets including mass merchandisers such as Wal-Mart and Target, food store chains such as SuperValu, Kroger and Safeway, and additional well-known regional drugstores.

PuraMed has selected its targeted retailers according to various material criteria, including cost of entry, geography, demographics and consumer preference.

After achieving initial distribution for PuraMed products, PuraMed will initiate a comprehensive and ongoing promotional campaign directed toward consumer groups it has identified from its product rollouts.

Results of Operations

Revenues

Since our 2006 inception, we have generated no revenues.

Operating Expenses

From our inception in May 2006, through September 30, 2007, we have incurred total operating expenses of $279,769 including $79,527 of research and development expenses, $135,394 of consulting fees and $42,266 of selling, general and administrative expenses.

Research and development expenses consist primarily of product development and marketing strategy costs.

Selling, general and administrative expenses consist primarily of facility rent and maintenance and administrative overhead costs.

Consulting fees include salaries paid to our management and salaries outsourced for accounting and administrative personnel.

Comparison of Operations for Three Months Ended September 30, 2007 and 2006

Revenue

There were no revenues for the three months ended September 30, 2007 and 2006.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2007 were $10,049 compared to $24,660 for the three months ended September 30, 2006. Decreased research and development expenses for the 2007 period compared to 2006 were due to decreased development needed as we approached commercial production.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2007 were $12,228 compared to $6,536 for the three months ended September 30, 2006. Increased selling, general and administrative expenses for the three month period of 2007 compared to the same three month of 2006 were due to primarily to increases in most all expense areas such as rent, office expenses payroll and professional fees.

Loss from Operations

Operational losses for the three months ended September 30, 2007 were $105,188 compared to $31,196 for the three months ended September 30, 2006. These increased losses were due to our increased marketing and administrative expenses due to the recent launch of our commercial products.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2007, the Company had limited cash of $33,845 and a working capital deficit of ($16,146). Our current fund will only support our business operations until December, 2007.

We intend to raise the funds needed to implement our plan of operation through private sales of our equity securities. There is no assurance, however, that we will be successful in raising the necessary capital to implement our business plan, either through debt or equity sources.

Critical Accounting Policies

PuraMed Bioscience™ Products:

PuraMed Bioscience™ products consist primarily of the cost of trade secrets, formulas, scientific and manufacturing know-how, trade names, marketing material and other intellectual property and are amortized on a straight-line basis over an estimated useful life of seven years.

The carrying value is reviewed periodically or when factors indicating impairment are present. The impairment loss is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets. The Company believes that no impairment exists at September 30, 2007.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1985 provides a safe harbor for forward-looking statements made by the Company. All statements, other than statements of historical fact, which address activities, actions, goals, prospects, or new developments that we expect or anticipate will or may occur in the future, including such things as prospects for obtaining additional capital and our goal of participating in new business ventures and other such matters are forward-looking statements. Any one or a combination of factors could materially affect our financial condition and ability to achieve our goal. These factors include competition for business opportunities, unexpected costs or expenses, legal and regulatory matters, and conditions in the capital markets. Because of the factors listed above, risk factors identified in our Registration Statement on Form 10-SB for the year ended June 30, 2007 filed with the Securities and Exchange Commission, and other unknown factors beyond our control, actual results may differ from those in the forward-looking statements.

Item 3.   CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal controls.

There were no changes in the Company’s internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2.   Unregistered Private Sale of Common Stock

None

Item 5.   Other Information

None

Item 6.   Exhibits

See Exhibit Index below

PURAMED BIOSCIENCE INC.

EXHIBIT INDEX

QUARTERLY REPORT ON FORM 10-QSB

FOR QUARTER ENDED SEPTEMBER 30, 2007

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith