Form 10QSB
period 2007-12-31
Puramed Bioscience Inc.
filed 2008-02-14
CIK 1409565

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For the Quarter Ended December 31, 2007 Commission File No. 000-52771

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

YES X      NO______

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule12b-2 of the Exchange Act. (Check one):

Large accelerated filer ___	Accelerated filer ___	Non-accelerated filer _X_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES _ NO X_

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at February 8, 2008
Common stock, $001 par value	5,615,355 shares

Transitional Small Business Disclosure Format (Check One):	Yes ____	No _X__

PURAMED BIOSCIENCE, INC.

INDEX

Part I - Financial Information

Item 1. Condensed Financial Statements	3

Condensed Balance Sheets	3

Condensed Statements of Operations	4

Condensed Statements of Cash Flows	5

Condensed Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations	7

Item 3. Controls and Procedures	13

Part II - Other Information

Item 2. Unregistered Private Sale of Common Stock	14

Item 5. Other Information	14

Item 6. Exhibits	14

Item 1. CONDENSED FINANCIAL STATEMENTS

PURAMED BIOSCIENCE, INC.

(A Development Stage Company)

Condensed Balance Sheets

	December 31,	June 30,
	2007	2007
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$ 2,824	$ 97,173
Prepaid Expenses	-	2,000

Total Current Assets	2,824	99,173

Property and Equipment
Computer Software	1,218	1,218
Accumulated Depreciation - Computer Software	(292)	(90)

Net Property and Equipment	926	1,128

Other Assets
PuraMed Bioscience Products, net of accumulated
amortization of $34,392 and $10,390, respectively	301,640	325,642
Trademark	3,376	3,229
Patent	3,374	-

Total Other Assets	308,390	328,871

Total Assets	$ 312,140	$ 429,172

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$ 2,906	$ 689
Accounts Payable - Related party	93,360	18,171
Accrued Expenses	125	-
Note Payable - Officer	6,285	-

Total Current Liabilities	102,676	18,860

Total Liabilities	102,676	18,860

Stockholders' Equity
Undesignated shares, 5,000,000 shares authorized, none issued
Common Stock, $.001 par value, 45,000,000 shares
authorized, 5,615,355 shares and 5,015,355 issued
and outstanding, respectively	5,615	584,893
Additional paid in capital	609,278	-
Deficit accumulated during the development stage	(405,429)	(174,581)

Total Stockholders' Equity	209,464	410,312

Total Liabilities & Stockholders' Equity	$ 312,140	$ 429,172

See notes to financial statements.

PURAMED BIOSCIENCE, INC.

(A Development Stage Company)

Condensed Statements of Operations

					Period from
					May 9, 2006
	Three months ended		Six months ended		(inception) to
	December 31,	December 31,	December 31,	December 31,	December 31,
	2007	2006	2007	2006	2007
Revenues

Total Revenues	$ -	$ -	$ -	$ -	$ -

Cost of Sales

Total Cost of Sales	-	-	-	-	-

Gross Profit	-	-	-	-	-

Operating Expenses
Selling, general and	12,457	4,192	24,686	10,728	54,723
administrative expenses
Amortization and depreciation	12,103	-	24,205	-	34,685
Consulting fees	100,867	8,000	171,675	8,000	236,261
Research and development	233	9,116	10,282	33,777	79,760

Total Operating Expenses	125,660	21,308	230,848	52,505	405,429

Net Loss	$(125,660)	$ (21,308)	$(230,848)	$(52,505)	$(405,429)

Loss per Common Share - Basic
and Diluted	$ (0.02)	$ -	$ (0.04)	$ -

Average number of common shares
outstanding basic and diluted	5,315,356	-	5,165,356	-

See notes to financial statements.

PURAMED BIOSCIENCE, INC.

(A Development Stage Company)

Condensed Statements of Cash Flows

			Period from May 9,
	Six months ended		2006 (inception) to
	December 31, 2007	December 31, 2006	December 31, 2007

Cash Flows from operating activities
Net Loss	$ (230,848)	$ (52,505)	$ (405,429)
Adjustments to reconcile net loss to net cash used in
operating activities
Stock issued for services	30,000	-	30,000
Depreciation	203	-	293
Amortization	24,002	-	34,393
Prepaid Expenses	2,000	-	-
Accounts Payable - Related party	75,189	-	93,360
Accounts Payable	2,217	-	2,904
Accrued Expenses	125	-	125

Total Adjustments	133,736	-	161,075

Net cash used for operating activities	(97,112)	(52,505)	(244,354)

Cash Flows from investing activities
Patent acquisition costs	(3,374)	-	(3,374)
Purchase of property and equipment	-	-	(1,218)
Trademark acquisition costs	(148)	-	(3,377)

Net cash used for investing activities	(3,522)	-	(7,969)

Cash Flows from financing activities
Proceeds from officer	6,285	-	6,285
Proceeds from spin off	-	-	174,393
Proceeds from equity investee	-	52,505	74,469

Net cash provided by financing activities	6,285	52,505	255,147

Net (decrease) increase in cash	(94,349)	-	2,824

Cash at Beginning of Period	97,173	-	-

Cash at End of Period	$ 2,824	$ -	$ 2,824

See notes to financial statements.

PURAMED BIOSCIENCE, INC.

(A Development Stage Company)

Condensed Notes to Financial Statements

A. Basis of Presentation

The condensed balance sheet as of December 31, 2007, the condensed statements of operations for the three and six month periods ended December 31, 2007 and 2006 and the condensed statements of cash flows for the six month periods ended December 31, 2007 and 2006 have been prepared by PuraMed Bioscience, Inc. (the "Company") without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows as of December 31, 2007 and for the three and six month periods ended December 31, 2007 and 2006 presented herein have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the Company's financial statements and notes thereto for the fiscal year ended June 30, 2007 included in the Registration Statement on Form 10-SB of the Company filed with the SEC on August 16, 2007.

B. Going Concern

At December 31, 2007, the Company had negative working capital of ($99,850) and thus has little of the funds needed to accomplish its planned business strategy or support its projected expenses. The Company plans to obtain the needed working capital primarily through sales of its common stock, which there is no assurance it will be able to accomplish. If the Company cannot obtain substantial working capital through common stock sales or other sources (if any), it will be forced to curtail its planned business operations. If the Company is unable to obtain additional financing, its ability to continue as a going concern is doubtful.

C. Accounting Policies

Loss per common share - Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted loss per common share assumes the exercise of stock options and warrants using the treasury stock method, if dilutive.

D. Related Party Transactions

In April 2007, the Company entered into consulting agreements with Messrs. Mitchell and Higgins. Under the terms of the agreements, the Company pays Messrs. Mitchell and Higgins each $8,000 monthly for a period of twelve months. Either party may terminate the agreements for any reason at any time. As of December 31, 2007 there are fees accrued in the amount of $92,000.

The Company reimburses Accelerated Drug Delivery, LLC (ADD), a company owned by Messrs. Mitchell and Higgins, monthly for salaries incurred by ADD, LLC's office manager and controller. As of December 31, 2007, the Company does not owe any amount to ADD for salaries. As of January 1, 2008, all payroll salaries will be paid by Puramed rather than outsourcing through ADD. Other expenses paid by ADD on behalf of Puramed, as of December 31, 2007, were in the amount of $1,360 of which all were reimbursed by Puramed during January 2008.

On Novemember 27, 2007, Mr. Mitchell, the CEO of the Company, loaned Puramed $6,285 on a short term note basis.

PURAMED BIOSCIENCE, INC.

(A Development Stage Company)

Condensed Notes to Financial Statements

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

The actual distribution date for PuraMed stock from this spin-off could not occur until after our Form 10-SB Registration Statement of PuraMed becomes effective with the Securities and Exchange Commission (SEC). Our Form 10-SB registration is now effective and the company is now is the process of distributing its common stock related to the spin-off.

Detailed information regarding this spin-off of PuraMed from Wind Energy America, Inc. (formerly Dotronix, Inc.) is contained in a Form 8-K and exhibit thereto which were filed with the SEC April 10, 2007, and can be readily accessed at the SEC website www.sec.gov.

Overview of Business

The Company is engaged in the business of developing and marketing a line of non-prescription medicinal or healthcare products to be marketed through various retail channels under the PuraMed BioScience brand and trademark. The Company has recently completed all product development and design packaging for its initial two products, PuraMed Migraine and PuraMed Sleep, and expects to begin their commercial introduction to the marketplace during the first half of calendar 2008.

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

Sales and Marketing

PuraMed intends to launch its initial two products commercially through the following three-phase process:

Phase One Rollout: Direct Response. A series of print advertisements will be published nationally in secondary market newspapers, which initial ads will allow PuraMed to test and refine our advertising message. After refining this initial advertising and identifying primary customer bases, PuraMed will create and have broadcasted television infomercials as well as standard TV commercials. PuraMed will also employ website and toll-free telephone access in conjunction with its print and TV direct response campaigns. PuraMed anticipates beginning its Phase One Rollout during the first quarter of calendar 2008.

Phase Two Rollout: Retail Drugstores. PuraMed expects to develop substantial product sales and a defined customer base from its direct response marketing phase by the summer of 2008. It will then begin marketing through approximately 18,000 retail drugstores already targeted by PuraMed, including Walgreens, Rite Aid, CVS and others. Due to PuraMed’s management having extensive and good relationships with targeted retail outlets for PuraMed products, PuraMed believes it has the ability to place its products on the shelf in all its targeted retail outlets.

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

Operating Expenses

From our inception in May 2006, through December 31, 2007, we have incurred total operating expenses of $405,429 including $79,760 of research and development expenses, $236,261 of consulting fees and $54,723 of selling, general and administrative expenses.

Research and development expenses consist primarily of product development and marketing strategy costs.

Selling, general and administrative expenses consist primarily of facility rent and maintenance and administrative overhead costs.

Consulting fees include payments to our management and salaries outsourced for accounting and administrative personnel.

Comparison of Operations for Three Months Ended December 31, 2007 and 2006

Revenue

There were no revenues for the three months ended December 31, 2007 and 2006.

Research and Development Expenses

Research and development expenses for the three months ended December 31, 2007 were $233 compared to $9,116 for the three months ended December 31, 2006. Decreased research and development expenses for the 2007 period compared to 2006 were due to decreased development needed as we approached commercial production.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended December 31, 2007 were $12,457 compared to $4,192 for the three months ended December 31, 2006. Increased selling, general and administrative expenses for the three month period of 2007 compared to the same three month of 2006 were due to primarily to increases in most all expense areas such as rent, office expenses and professional fees.

Comparison of Operations for Six Months Ended December 31, 2007 and 2006

Revenue

There were no revenues for the six months ended December 31, 2007 and 2006.

Research and Development Expenses

Research and development expenses for the six months ended December 31, 2007 were $10,282 compared to $33,777 for the six months ended December 31, 2006. Decreased research and development expenses for the 2007 period compared to 2006 were due to decreased development needed as we approach commercial production.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended December 31, 2007 were $24,686 compared to $10,728 for the six months ended December 31, 2006. Increased selling, general and administrative expenses for the six month period of 2007 compared to the same six month of 2006 were due to primarily to increases in most all expense areas such as rent, office expenses and professional fees.

Loss from Operations

Operational losses for the six months ended December 31, 2007 were $230,848 compared to $52,505 for the six months ended December 31, 2006. These increased losses were due to our increased marketing and administrative expenses due to the upcoming launch of our commercial products

Financial Condition, Liquidity and Capital Resources

As of December 31, 2007, the Company had limited cash of $2,824 and a working capital deficit of ($99,852).On November 27, 2007, Mr. Mitchell loaned the Company $6,285 on a short term note basis to cover monthly overhead expenses. Mr. Mitchell and Mr. Higgins will continue to loan the Company funds as needed until our plan to raise capital from the sale of our equity securities begins as discussed below.

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

The carrying value is reviewed periodically or when factors indicating impairment are present. The impairment loss is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets. The Company believes that no impairment exists at December 31, 2007.

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

FOR QUARTER ENDED DECEMBER 31, 2007

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith