Form 10QSB
period 2008-03-31
Puramed Bioscience Inc.
filed 2008-05-15
CIK 1409565

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2008      Commission File No. 000-52771

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

Large accelerated filer ___	Accelerated filer ___	Non-accelerated filer _X_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES               NO X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at May 2, 2008
Common stock, $001 par value	5,615,345 shares

Transitional Small Business Disclosure Format (Check One):	Yes ____	No _X__

PURAMED BIOSCIENCE, INC.
INDEX

Part I - Financial Information

Item 1. Condensed Financial Statements	3
Condensed Balance Sheet	3
Unaudited Condensed Statements of Operations	4
Unaudited Condensed Statemetns of Cash Flows	5
Condensed Notes to Unaudited Financial Statements	6-7

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations	8

Item 3. Controls and Procedulres	14

Part II - Other Information

Item 2. Unregistered Private Sale of Common Stock	15

Item 5. Other Information	15

Item 6. Exhibits	15

Signatures	15

PART I – FINANCIAL INFORMATION

Item 1. CONDENSED FINANCIAL STATEMENTS

PURAMED BIOSCIENCE, INC.

(A Development Stage Company)

Condensed Balance Sheets

	March 31,	June 30,
	2008	2007
ASSETS	(Unaudited)	(Audited)
Current Assets
Cash	$ 2,108	$ 97,173
Prepaid Expenses	2,085	2,000
Total Current Assets	4,193	99,173

Property and Equipment
Computer Software	1,218	1,218
Accumulated Depreciation - Computer Software	(394)	(90)
Net Property and Equipment	824	1,128

Other Assets
PuraMed Bioscience Products, net of accumulated
amortization of $46,394 and $10,390, respectively	289,639	325,642
Trademarks	3,938	3,229
Patent	3,374	-
Total Other Assets	296,951	328,871

Total Assets	$ 301,968	$ 429,172

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$ 9,767	$ 689
Accounts Payable - Related party	-	18,171
Accrued Expenses	2,894	-
Notes Payable - Officers'	39,485	-
Total Current Liabilities	52,146	18,860

Total Liabilities	52,146	18,860

Stockholders' Equity
Undesignated shares, 5,000,000 shares authorized, none issued	-	-
Common Stock, $.001 par value, 45,000,000 shares
authorized, 5,615,345 shares and 5,015,345 shares issued
and outstanding, respectively	5,615	5,015
Additional paid in capital	701,279	579,878
Deficit accumulated during the development stage	(457,072)	(174,581)
Total Stockholders' Equity	249,822	410,312

Total Liabilities & Stockholders' Equity	$ 301,968	$ 429,172

See notes to unaudited condensed financial statements.

PURAMED BIOSCIENCE, INC.

(A Development Stage Company)

Unaudited Condensed Statements of Operations

					Period from
					May 9, 2006
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	(inception) to
	March 31,	March 31,	March 31,	March 31,	March 31,
	2008	2007	2008	2007	2008
Revenues	$-	$-	$-	$-	$-
Cost of Sales	-	-	-	-	-
	-	-	-	-	-
Gross Profit	-	-	-	-	-

Operating Expenses
Selling, general and	38,057	1,945	62,743	12,675	92,780
administrative expenses
Amortization and depreciation	12,103	-	36,308	-	46,788
Consulting fees	886	-	172,561	-	237,147
Research and development	597	14,680	10,879	56,456	80,357

Total Operating Expenses	51,643	16,625	282,491	69,131	457,072

Net Loss	$(51,643)	$(16,625)	$(282,491)	$(69,131)	$(457,072)

Loss per Common Share -
Basic and Diluted	$(0.01)	$-	$(0.05)	$-

Average number of common shares
outstanding basic and diluted	5,615,345	-	5,314,254	-

See notes to unaudited condensed financial statements.

PURAMED BIOSCIENCE, INC.

(A Development Stage Company)

Unaudited Condensed Statements of Cash Flows

			Period from May 9,
	Nine Months Ended	Nine Months Ended	2006 (inception) to
	March 31, 2008	March 31, 2007	March 31, 2008
Cash Flows from operating activities
Net Loss	$(282,491)	$(69,131)	$(457,072)
Adjustments to reconcile net loss to net cash used in
operating activities
Stock issued for services	30,000	-	30,000
Non-cash consulting expenses (see Note D)	92,000	-	92,000
Depreciation	304	-	393
Amortization	36,004	-	46,394

Changes in non-cash operating working capital items:
Prepaid Expenses	(85)	-	(2,085)
Accounts Payable - Related party	(18,171)	-	-
Accounts Payable	9,078	-	9,767
Accrued Expenses	2,894	-	2,894

Net cash used for operating activities	(130,467)	(69,131)	(277,709)

Cash Flows from investing activities
Patent acquisition costs	(3,374)	-	(3,374)
Purchase of property and equipment	-	-	(1,218)
Trademark acquisition costs	(709)	-	(3,938)

Net cash used for investing activities	(4,083)	-	(8,530)

Cash Flows from financing activities
Proceeds from officers	39,485	-	39,485
Proceeds from spin off	-	-	174,393
Proceeds from equity investee	-	69,131	74,469
Net cash provided by financing activities	39,485	69,131	288,347

Net (decrease) increase in cash	(95,065)	-	2,108

Cash at Beginning of Period	97,173	-	-

Cash at End of Period	$2,108	$-	$2,108

See notes to unaudited condensed financial statements.

PURAMED BIOSCIENCE, INC.

(A Development Stage Company)

Condensed Notes to Unaudited Financial Statements

A. Basis of Presentation

The condensed balance sheet as of March 31, 2008, the condensed statements of operations for the three and nine month periods ended March 31, 2008 and 2007 and the condensed statements of cash flows for the nine month periods ended March 31, 2008 and 2007 have been prepared by PuraMed Bioscience, Inc. (the "Company") without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2008 and for the three and nine month periods ended March 31, 2008 and 2007 presented herein have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the Company's financial statements and notes thereto for the fiscal year ended June 30, 2007 included in the Registration Statement on Form 10-KSB of the Company filed with the SEC on August 16, 2007.

B. Going Concern

At March 31, 2008, the Company had negative working capital of ($47,953) and thus has none of the funds needed to accomplish its planned business strategy or support its projected expenses. The Company plans to obtain the needed working capital primarily through sales of its common stock, which there is no assurance it will be able to accomplish. If the Company cannot obtain substantial working capital through common stock sales or other sources (if any), it will be forced to curtail its planned business operations. If the Company is unable to obtain additional financing, its ability to continue as a going concern is doubtful.

C. Accounting Policies

Loss per common share - Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted loss per common share assumes the exercise of stock options and warrants using the treasury stock method, if dilutive.

D. Related Party Transactions

In April 2007, the Company entered into consulting agreements with Messrs. Mitchell and Higgins. Under the terms of the agreements, the Company pays Messrs. Mitchell and Higgins each $8,000 monthly for a period of twelve months. Either party may terminate the agreements for any reason at any time. As of December 31, 2007 the agreements were terminated and on March 10, 2008, the officers agreed to forgive the amounts owed to them which totaled $92,000. This $92,000 in consulting services was treated as additional paid-in capital contributed by the officers. In addition, for the first quarter of 2008, the officers have elected not to receive a salary.

On November 27, 2007, Mr. Mitchell, the CEO of the Company, loaned PuraMed $6,285 payable on demand. In addition, during the first quarter of 2008, a total amount of $8,200 was loaned to the Company by Mr. Mitchell and is payable on demand.

PURAMED BIOSCIENCE, INC.

(A Development Stage Company)

Condensed Notes to Financial Statements

D. Related Party Transactions (Continued)

During the first quarter 2008, Mr. Higgins, the CFO of the Company, loaned PuraMed $25,000 which is payable on demand.

Prior to 2008, the Company reimbursed Accelerated Drug Delivery, LLC (ADD), a company owned by Messrs. Mitchell and Higgins, monthly for salaries incurred by ADD, LLC's office manager and controller. As of January 1, 2008, all payroll salaries will be paid by PuraMed rather than outsourcing through ADD.

E. Stockholder's Equity

Effective November 15, 2007, the company issued 600,000 shares to Messrs. Mitchell and Higgins (300,000 each) in consideration for their past services.

On November 19, 2007 the Articles of Incorporation were amended to change the amount of authorized common shares to 45,000,000 as well as authorizing 5,000,000 shares as undesignated. In addition, the par value of common stock was changed from no par value per share to $.001 par value per share.

During April of 2008, the officers loaned the Company a total of $13,500 which is payable on demand.

F. Reclassifications

During the nine months ended March 31, 2008, the Company’s common stock was assigned a par value of $.001. All of the common stock presentations for 2007 have been reclassified to represent the correct par value presentation.

Item 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read and considered along with our condensed financial statements and related notes included in this 10-QSB. These financial statements were prepared in accordance with United States Generally Accepted Accounting Principles (U.S. GAAP). This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ substantially from those anticipated in these forward-looking statements as a result of various factors including those set forth in the “Risk Factors” section of our Form 10-KSB filing for fiscal year ending June 30, 2007 filed with the SEC on August 16, 2007.

Background

PuraMed BioScience, Inc. (“PuraMed” or the “Company”) was incorporated in Minnesota on May 9, 2006 as a wholly-owned subsidiary of Wind Energy America, Inc. (formerly “Dotronix, Inc.”) for the purpose of engaging in the business of developing and marketing non-prescription over-the-counter healthcare products to remedy various ailments.

In late 2006, PuraMed’s former parent company decided to spin off its PuraMed subsidiary and related healthcare products business. Accordingly, on April 12, 2007, Wind Energy America, Inc. effected a spin-off of PuraMed to stockholders of Wind Energy America, Inc. on a pro rata dividend basis of one common share of PuraMed for each five common shares of Wind Energy America, Inc. Since the April 12, 2007 effective date of the spin-off, PuraMed and Wind Energy America, Inc. have operated separately, with their respective managements, businesses, assets and capital structures being completely independent from each other.

The actual distribution date for PuraMed stock from this spin-off could not occur until after our Form 10-SB Registration Statement of PuraMed became effective with the Securities and Exchange Commission (SEC). Our Form 10-SB registration is now effective and on February 22, 2008, the company started the distribution process of common stock related to the spin-off.

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

Sales and Marketing

PuraMed intends to launch its initial two products commercially through the following three-phase process:

Phase One Rollout: Direct Response. A series of print advertisements will be published nationally in secondary market newspapers, which initial ads will allow PuraMed to test and refine our advertising message. After refining this initial advertising and identifying primary customer bases, PuraMed will create and have broadcasted television infomercials as well as standard TV commercials. PuraMed will also employ website and toll-free telephone access in conjunction with its print and TV direct response campaigns. PuraMed anticipates beginning its Phase One Rollout during the second quarter of calendar 2008.

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

Operating Expenses

From our inception in May 2006, through March 31, 2008, we have incurred total operating expenses of $457,072 including $92,780 of selling, general and administrative expenses, $46,788 of amortization and depreciation expenses, $237,147 of consulting fees and $80,357 of research and development expenses.

Selling, general and administrative expenses consist primarily of facility rent and maintenance and administrative overhead costs.

Amortization and depreciation expenses consist of amortization of intellectual property and depreciation of computer software.

Consulting fees include payments to our management and salaries outsourced for accounting and administrative personnel.

Research and development expenses consist primarily of product development and marketing strategy costs.

Comparison of Operations for Three Months Ended March 31, 2008 and 2007

Revenue

There were no revenues for the three months ended March 31, 2008 and 2007.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2008 were $38,057 compared to $1,945 for the three months ended March 31, 2007. Increased selling, general and administrative expenses for the three month period of 2008 compared to the same three month period of 2007 were due primarily to increases in such expenses to prepare for commercial operations.

Amortization and Depreciation

Amortization and depreciation expenses for the three months ended March 31, 2008 were $12,103 compared to $0 for the three months ended March 31, 2007. Increased amortization and depreciation expenses for the three month period of 2008 compared to the same three month period of 2007 were due primarily to the amortization of the intellectual property received during our spin-off from our parent company in April 2007.

Consulting Fees

Consulting fees for the three months ended March 31, 2008 were $886 compared to a $0 for the three months ended March 31, 2007. These fees include payments for outsourcing our payroll to the office manager and controller.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2008 were $597 compared to $14,680 for the three months ended March 31, 2007. Decreased research and development expenses were due to decreased development needed as we approached commercial production.

Net Losses

Net losses for the three months ended March 31, 2008 were $51,643 compared to $16,625 for the three months ended March 31, 2007. These increased losses were due to operating and incurring expenses as a separate entity since the spin-off from our parent company in April 2007.

Comparison of Operations for Nine Months Ended March 31, 2008 and 2007

Revenue

There were no revenues for the nine months ended March 31, 2008 and 2007.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended March 31, 2008 were $62,743 compared to $12,675 for the nine months ended March 31, 2007. Increased selling, general and administrative expenses for the nine month period of fiscal 2007 compared to the same nine month period of fiscal 2006 were due primarily to increases in such expenses to prepare for commercial operations.

Amortization and Depreciation

Amortization and depreciation expenses for the nine months ended March 31, 2008 were $36,308 compared to $0 for the nine months ended March 31, 2007. Increased amortization and depreciation expenses for the nine month period of 2008 compared to the same nine month period of 2007 were due primarily to the amortization of the intellectual property received during our spin-off from our parent company in April 2007.

Consulting Fees

Consulting fees for the nine months ended March 31, 2008 were $172,561 compared to a $0 for the nine months ended March 31, 2007. These fees include payments for outsourcing payroll costs to the office manager and controller and payments to our two officers, which $92,000 in fees have subsequently been forgiven and are no longer owed to them.

Research and Development Expenses

Research and development expenses for the nine months ended March 31, 2008 were $10,879 compared to $56,456 for the nine months ended March 31, 2007. Decreased research and development expenses for the fiscal 2007 period compared to the fiscal 2006 period were due to decreased development needed as we approach commercial production.

Net Losses

Net losses for the nine months ended March 31, 2008 were $282,491 compared to $69,131 for the nine months ended March 31, 2007. These increased losses were due to operating and incurring expenses as a separate entity since the spin-off from our parent company in April 2007.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2008, the Company had limited cash of $2,108 and a working capital deficit of ($47,953). On April 9, 2008, Mr. Mitchell loaned the Company $3,500 and on April 18, 2008, Mr.

Higgins loaned the Company $10,000, both payable on demand, to cover monthly overhead expenses. Mr. Mitchell and Mr. Higgins will continue to loan the Company funds as needed until we obtain anticipated capital from sales of our equity securities.

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

The carrying value is reviewed periodically or when factors indicating impairment are present. The impairment loss is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets. The Company believes that no impairment exists at March 31, 2008.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1985 provides a safe harbor for forward-looking statements made by the Company. All statements, other than statements of historical fact, which address activities, actions, goals, prospects, or new developments that we expect or anticipate will or may occur in the future, including such things as prospects for obtaining additional capital and our goal of participating in new business ventures and other such matters are forward-looking statements. Any one or a combination of factors could materially affect our financial condition and ability to achieve our goal. These factors include competition for business opportunities, unexpected costs or expenses, legal and regulatory matters, and conditions in the capital markets. Because of the factors listed above, risk factors identified in our Registration Statement on Form 10-KSB for the year ended June 30, 2007 filed with the Securities and Exchange Commission, and other unknown factors beyond our control, actual results may differ from those in the forward-looking statements.

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

FOR QUARTER ENDED MARCH 31, 2008

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURAMED BOISCIENCE, INC.

(Registrant)

Dated: May 14, 2008

/s/ Russell W. Mitchell
Russell W. Mitchell
Chairman and Chief Executive Officer

Dated: May 14, 2008

/s/ James W. Higgins
James W. Higgins
Chief Financial and Operating Officer