Form 10-K
period 2008-06-30
Puramed Bioscience Inc.
filed 2008-09-05
CIK 1409565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2008

Commission File No. 000-52771

PURAMED BIOSCIENCE, INC.
(Exact name of registrant as specified in its charter)

Minnesota	20-5510104
(State or other jurisdiction of Incorporation or organization)	(IRS Employer ID Number)

1326 Schofield Avenue Schofield, WI	54476
(Address of principal executive offices)	(Zip Code)

(715) 359-6373
(Registrant’s telephone number)

Securities to be registered under Section 12(b) of the Act:  None

Securities to be registered under Section 12(g) of the Act:

COMMON STOCK, $.001 PAR VALUE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ]

Indicate by checkmark whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X] NO [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                                           Accelerated filer [ ]

Non-accelerated filer [ ]                                           Smaller reporting company [X]

Indicate by checkmark whether registrant is a shell company. [ ]

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of August 1, 2008 was approximately $1,327,464 based upon the closing price of the Registrant’s Common Stock on such date.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. YES [ ] NO [ ]

APPLICABLE ONLY TO CORPORATE REGISTRANTS

There were 6,015,345 shares of Common Stock outstanding as of August 1, 2008.

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (check one).  YES [ ] NO [X]

PART I

Item 1.  Description of Business

Background

PuraMed BioScience, Inc. (“PuraMed” or the “Company”) was incorporated in Minnesota on May 9, 2006 as a wholly-owned subsidiary of Wind Energy America, Inc. (formerly “Dotronix, Inc.”) for the purpose of engaging in the business of developing and marketing non-prescription over-the-counter healthcare products to remedy various ailments.

In late 2006, PuraMed’s former parent company decided to spin off its PuraMed subsidiary and related healthcare products business. Accordingly, on April 12, 2007, Wind Energy America, Inc. affected a spin-off of PuraMed to shareholders of Wind Energy America, Inc. on a pro rata dividend basis of one common share of PuraMed for each five common shares of Wind Energy America, Inc. Since the April 12, 2007 effective date of the spin-off, PuraMed and Wind Energy America, Inc. have operated separately, with their respective managements, businesses, assets and capital structures being completely independent from each other.

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

Overview of Business

The Company is engaged in the business of developing and marketing a line of non-prescription medicinal or healthcare products to be marketed through various retail channels under the LipiGesic™ brand and trademark.  In an effort to add continuity to all of the PuraMed Bioscience™ products the Company trademarked the brand name LipiGesic™.  The Company has recently completed all product development and design packaging for its initial two products, LipiGesic™ M (Migraine) and LipiGesic™ PM (Sleep), and expects to begin their commercial introduction to the marketplace by the fourth quarter of calendar year 2008.

Product development and design packaging of all PuraMed products have been conducted entirely by the Company’s two principal officers, Russell Mitchell and James Higgins.  Messrs. Mitchell and Higgins have extensive and lengthy experience in new product development and marketing of non-prescription medical products and nutritional supplements and the many varied promotional activities involved in their marketing rollouts. For example, Mitchell Health Technologies served as the master broker for the launch of Quigley Corp’s “Cold-Eeze” treatment for common colds, which within 18 months exceeded $70 million in annual wholesale revenues. The Company considers the long and successful professional involvement of its management team in our industry to be a valuable asset to draw upon to achieve the future growth and profitability anticipated by the Company.

The Company intends to enter the OTC healthcare products marketplace by employing “direct to consumer” marketing via print and television commercials followed by broad retail distribution through mainstream mass merchandisers, drug stores and food chains. PuraMed is currently undergoing substantial activities directed toward its initial commercial launch of LipiGesic™ brand products.

The Company also intends to continue to develop and grow its intellectual property portfolio which is expected to substantially enhance shareholder value.  Our scientific team has gained significant and exciting evidence from its initial research and management expects to develop a new generation of botanically derived anti-inflammatory and pain management products with broad applications.

Corporate Contact Data

The address of the Company in suburban Wausau, Wisconsin is 1326 Schofield Avenue, Schofield, WI 54476; its telephone number is (715) 359-6373; and its website address is www.puramedbioscience.com.

LipiGesic™ M

LipiGesic™ M provides acute relief from migraine headaches, and contains the herbs feverfew and ginger as principal ingredients. PuraMed believes that its specific formulation of these herbs for its migraine remedy is unique and proprietary, providing relief from these severe headaches in minutes. The Company believes it will capture a material segment of the huge migraine headache remedy market. We believe that Americans spend in excess of $6 billion annually on headache pain relievers, and that over half of sufferers of migraine headaches rely exclusively on non-prescription medications.

We believe that at least 30 million Americans suffer from chronic migraine headaches with over 20 million of them having “severe” migraine conditions. Thus migraine headaches constitute a severe and disabling condition for millions of people. We further believe that the economic burden alone to the U.S. economy is in excess of $20 billion annually.

LipiGesic™ M is effective, available as a non-prescription remedy, has no known side effects, and affordable compared to more expensive migraine drugs based on prescription chemical formulations.

LipiGesic™ PM

LipiGesic™ PM is a new class of non-prescription sleep aid without any known side effects, and contains a proprietary blend of natural ingredients including Valerian, St. John’s Wort, and Chamomile. We believe that the proprietary blend of these ingredients provides an effective remedy for insomnia and other sleep disorders. The sleep aid market features products based primarily on chemical antihistamines.

Accordingly, the LipiGesic™ PM product provides a wide open market opportunity for an effective, natural alternative to prescription medications, which are somewhat addictive and often cause withdrawal symptoms and other side effects.  We have priced LipiGesic™ PM as a premium sleep aid product, which provides us with a projected gross margin of approximately 80%. This large margin should leave us substantial room for ample introductory promotion, product allowances and other incentives conducive to achieving rapid market penetration.

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

Future LipiGesic™ Products

We have completed development of additional non-prescription products, which we intend to launch commercially over the next couple years after establishing a solid market for our initial two products. These other PuraMed products include:

LipiGesic™ H – provides relief for common tension headaches which afflict a majority of American adults from time to time. This remedy provides headache relief featuring a unique proprietary formulation of St. John’s Wort and common aspirin.

LipiGesic™ Smoker’s Pal – provides relief from the symptoms associated with nicotine withdrawal with the added benefit of an appetite suppressant.

LipiGesic™ RLS – provides relief of problematic leg cramps associated with Restless Leg Syndrome affecting a large segment of the population in the U.S.

LipiGesic™ GI – provides relief of symptoms associated with nighttime reflux disorders.

LipiGesic™ CS – provides fast relief for canker sore outbreaks.

When introduced commercially, these other products will be packaged and branded much like the initial LipiGesic™ products, since we intend to devote substantial efforts and resources toward gaining a favorable and consistent brand and packaging for all PuraMed products to attempt to make them instantly recognizable on retail store shelves.

Sublingual Delivery System

The LipiGesic™ M, LipiGesic™ PM and LipiGesic™ H are non-prescription, liquid medications that will be absorbed under-the tongue known as “sublingual.” The use of sublingual delivery provides fast relief for whatever ailment or condition is being treated. Unlike the majority of pills and medications absorbed through the stomach directly, PuraMed products are placed and absorbed directly under the tongue. Advantages of sublingual dispensing of drugs and medications include faster acting absorption for quick relief, improved efficacy, less stomach upset, and fewer side effects.

PuraMed has secured reliable contract manufacturers to produce and package PuraMed products in easy-to-use, sublingual dispensers.  These selected contractors are experienced in the production and packaging of this type of dispenser. PuraMed believes that its benchmark use of sublingual dispensers will distinguish its products favorably in comparison to most competing OTC products now in the marketplace.

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

Sales and Marketing

PuraMed intends to launch its initial two products commercially through the following three-phase process:

Phase One Rollout:  Direct Response. A series of print advertisements will be published nationally in secondary market newspapers, which initial ads will allow PuraMed to test and refine our advertising message. After refining this initial advertising and identifying primary customer bases, PuraMed will create and have broadcasted television infomercials as well as standard TV commercials. PuraMed will also employ website and toll-free telephone access in conjunction with its print and TV direct response campaigns. PuraMed anticipates beginning its Phase One Rollout during the fourth quarter of calendar year 2008.

Phase Two Rollout:  Retail Drugstores. PuraMed expects to develop substantial product sales and a defined customer base from its direct response marketing phase by the spring of 2009. It will then begin marketing through approximately 18,000 retail drugstores already targeted by PuraMed, including Walgreens, Rite Aid, CVS and others. Due to PuraMed’s management having extensive and good relationships with targeted retail outlets for PuraMed products, PuraMed believes it has the ability to place its products on the shelf in all its targeted retail outlets.

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

Intellectual Property

PuraMed owns and asserts proprietary intellectual property rights regarding its various products, including trademarks, formulation technology, ingredients and drug delivery procedures or methods. The future growth and success of the Company will depend in large part upon its ability to protect its trademarks, trade names and trade secrets. In addition to applying for certain product patents, PuraMed will rely upon trade secrets, proprietary know-how, and continuing development and innovation to compete in its OTC marketplace. Although no claims or threats of product or patent infringement have arisen regarding PuraMed or its products, there is no assurance PuraMed will be able to protect its intellectual property effectively and any failure to do so would be harmful to PuraMed.

Competition

The non-prescription healthcare market in which PuraMed is engaged is intensely competitive and will face the same challenges as other start-up and established OTC drug companies within their respective product classes. Virtually all direct competitors to the PuraMed product line have substantially greater financial, personnel, development, marketing and other resources than those possessed by PuraMed, which places PuraMed at a definite competitive disadvantage. Main competitors of PuraMed will have substantially larger sales volumes than PuraMed expects to realize, and also greater business diversification in most cases.

PuraMed also must compete with numerous small companies selling products into the same mainstream marketing channels targeted by PuraMed. PuraMed also expects to encounter additional competitors emerging from time to time.

PuraMed believes that the principal competitive factors in its industry include quality and pricing of products, product effectiveness, customer preferences, brand awareness, and marketing and distribution networks. There is no assurance PuraMed will be able to compete successfully against current or future competitors or that the competitive pressures faced by PuraMed will not harm its business materially.

Employees and Facilities

PuraMed has four employees including its two executive officers, an office administrator and a financial controller. PuraMed anticipates hiring one or more experienced marketing personnel to support the upcoming material launch of its initial products.

PuraMed operations are conducted from 1,800 square feet of office and development spaces in suburban Wausau, Wisconsin for which PuraMed pays monthly rent of $1,025.

Item 1A.  Risk Factors

Our business and any investment in our securities involves many significant risks and our business, operating results and financial condition could be harmed seriously due to one or more of the following material risks.  Any person evaluating our Company or its business should carefully consider these described risks and uncertainties as well as the other information and risks elsewhere in this annual report.

Because of our recent development status and the nature of our business, our securities are highly speculative.

Our securities are speculative and involve a high degree of risk, since we have been in the development stage since our inception.  There is no assurance we will ever generate any material revenues from our operations.  Moreover, we do not expect to realize any material profits from our business in the short term.  Any future profitability achieved from our business will be dependent upon realizing production and sales of our healthcare products in significant commercial quantities, which there is no assurance will ever happen.

We have limited operating history primarily involved in product development, and we have not generated any commercial revenues to date.

From our inception in 2006 through June 30, 2008, we have experienced cumulative losses of $570,370, and we expect to continue to incur material losses until we produce and sell our healthcare products in sufficient volume to attain profitability, which there is no assurance will ever happen.  Our operations are particularly subject to the many risks and uncertainties inherent in the start-up and early stages of a business enterprise without any commercial operating history.  There can be no assurance that our business plan will prove successful.

If we are unable to obtain significant additional financing as needed, our business plan most likely will result in failure.

Our ability to succeed commercially will depend in large part on our being able to raise significant additional financing.  Without significant additional financing from either debt or equity sources, we cannot implement our business plan to engage in commercial operations.  We have no cash flow from our business and do not anticipate any positive cash flow until we have met our initial capitalization goal.  Accordingly, we are completely dependent upon raising additional funding for our operations, which we plan to do primarily through the sale of our equity securities.  There can be no assurance, however, that we will succeed in obtaining any material funding through either equity or debt sources.

Our ability to generate future revenues will depend upon a number of factors some of which are beyond our control.

These factors include the rate of acceptance of our healthcare products, competitive pressure in our industry, effectiveness of our marketing structure, adapting to changing customer preferences, and general economic trends. We cannot forecast accurately what our revenues will be in future periods.
Our operations have been limited to designing and developing our products, establishing our initial marketing network, obtaining suppliers for raw materials and packaging and outsourcing future production of our healthcare products. These past activities only provide a limited basis to assess our ability to succeed in commercializing our healthcare products.

We have limited experience in producing healthcare products.

Our products must be developed and produced to meet high quality standards in a cost-effective manner. Because of our lack of experience in production operations, we may have difficulty in timely production of our products through outsourced subcontractors and vendors. Any material production delays could frustrate our marketing network and their customers and cause a negative perception of our Company and products. If we are unable to manufacture our products effectively in terms of quality, timing and cost, our ability to generate revenues and profits will be impaired.

We will depend upon a limited number of outside suppliers.

Our heavy reliance upon outside vendors and suppliers for our products involves risk factors such as limited control over prices, timely delivery and quality control. We have no written agreements to ensure continued product supply, and we currently are unable to determine whether our outside suppliers will be able to timely supply us with commercial production needs. Our inability to obtain timely delivery of quality materials, or our loss or interruption of services of our current suppliers, or any material increases in the cost of our components, could result in material production delays and reductions in our shipments to our customers, which could then seriously impair our ability to generate revenues.

We will be very dependent upon our distribution network of sales representatives.

We will depend heavily on our independent sales representatives to sell our products and promote our brand. If we fail to maintain our relationships with our sales representatives effectively, our business will be harmed seriously. Our sales representatives are not required to sell our products on an exclusive basis and also are not required to purchase any minimum quantity of PuraMed products. The failure of our marketing network to generate sales of our products and promote our brand effectively would impair our operations seriously.

We will face significant challenges in obtaining market acceptance of PuraMed products and establishing our PuraMed brand.

Our commercial success depends primarily on the acceptance of our products by consumers. Virtually all potential consumers of our products are not familiar with their use and have no knowledge of our brand. Consumer acceptance of our products will depend on many factors including price, product effectiveness, product packaging, differentiation from competing products, establishing an effective brand image, and overcoming existing consumer loyalties to other brands.

Our business is substantially dependent upon our current employees and our ability to attract, recruit and retain additional key employees.

Our future success depends upon the efforts of our current executive officers and other key employees, and the loss of services of one or more of them could impair our growth materially. If we are unable to retain current employees, or hire and retain additional key personnel when needed, our business and operations would be adversely affected substantially. We do not have any “key person” insurance covering any of our employees, and we also do not have any written employment agreements with a key employee.

Introduction of new products by our competitors could reduce demand for our products materially.

Products offered in our industry from time to time often change significantly due to product design and formulation advances or changing tastes of consumers. Our future success will be dependent materially on our ability to anticipate and respond to evolving industry changes. If we cannot introduce acceptable new products on a regular basis, or if our products fail to compete effectively with new products introduced by competitors, our business will suffer substantially.

Our business depends substantially on our ability to protect our intellectual property rights, and any material failure to protect these rights would be harmful to us.

The future growth and success of our business will depend substantially upon our ability to protect our trademarks, trade names, and any future patent right, and to preserve our trade secrets. We hold trademark rights, (including our logo design), for the use of our PuraMed Company name and the LipiGesic™ brand, and we have applied for certain patent rights. There is no assurance, however, that any future trademark, patent or other registration will result in a registered and protectable right. Moreover, there is no assurance that competitors or other users of similar rights will not challenge our brands or future patent rights. If one or more challenges against us are successful, we could be forced to discontinue use of our brand or withdraw challenged products, which would then harm us seriously.

Although we expect to obtain additional trademark rights and various patents relating to our healthcare products, we are not relying heavily on any future registered rights we may receive, and we do not expect to receive any significant patent protection. Rather, we will rely mainly upon trade secrets, proprietary know-how, and continuing technological innovation to compete in our market. There is no assurance that our competitors will not independently develop technologies or products equal to or similar to ours, or otherwise obtain access to our trade rights that could prevent, limit or interfere with our ability to produce and market our products. Third parties also could assert infringement claims against us in the future, causing us to incur costly litigation to protect and defend our intellectual property rights. Moreover, if we are adjudged to infringe on any rights of others, we could suffer substantial damages and even discontinue offering our products. Any claim of infringement against us would involve substantial expenditures and divert the time and effort of our management materially.

We must comply with many governmental regulations relating to our products

Our business is governed by many federal and state regulations with respect to the production, sale and use of our healthcare products. Our failure to comply with any of these governmental regulations could delay introduction of products, subject us to governmental or judicial sanctions and penalties, and seriously impair our ability to generate revenues and achieve profitability.

We do not intend to pay any cash dividends on our common stock.

We have never paid or declared any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future.

The price of our common stock in any active trading market that may develop may be volatile and fluctuate significantly.

The trading of our common stock is on the over-the-counter (OTC) stock market, and stocks trading in the OTC market generally feature a high degree of volatility and relatively low volumes of trading.  Public market prices for early stage companies such as ours have historically been very volatile due to many factors not affecting established companies.  The market price of our common stock may fluctuate significantly, making it difficult for any investor to resell our common stock on reasonable terms.
Even though a public trading market for our securities has been initiated, there are no assurances it will be active.  Unless an active public trading market is developed for our common stock, it will be difficult for our shareholders to sell our common stock at a reasonable price or when they wish to make such sales.

Our current management, being our principal shareholders, currently controls our company, and they may make material decisions with which other shareholders disagree.

Our two executive officers, Messrs. Mitchell and Higgins, own a substantial majority of our outstanding common stock, resulting in their having the ability to control all transactions requiring shareholder approval, including the election and removal of directors, significant mergers or other business combinations, any significant acquisitions or dispositions of assets, and any changes in controls of our company.

Additional shares of our authorized capital stock which are issued in the future will decrease equity ownership percentages of existing shareholders, could also be dilutive to existing shareholders, and could delay or prevent a change of control of our company.

We are authorized to issue up to 45,000,000 shares of common stock, and our Board of Directors has the sole authority to issue unissued authorized stock without further shareholder approval.  To the extent that additional common shares are issued in the future, they will decrease existing shareholders’ percentage equity ownership and, depending upon the prices at which they are issued, could be dilutive to existing shareholders.

Issuance of additional common shares also could have the effect of delaying or preventing a change of control of our company without requiring any action of our shareholders, particularly if such shares are used to dilute the stock ownership or voting rights of a person seeking control of our company.

Item 2. Description of Property

The Company does not own any real estate. All development, marketing and administrative operations of the Company are conducted from its suburban Wausau, WI leased facilities of 1,800 square feet located in a building leased by its principal officers. These facilities are leased on a month-to-month oral lease requiring monthly payments of $1,025.

The company does not own any material personal property.

Item 3.  Legal Proceedings

PuraMed Bioscience’s officers and directors are not aware of any threatened or pending litigation to which the Company is a party or which any of its property is the subject

Item 4.  Submission Of Matters To A Vote Of Security Holders

None
PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters
and Issuer Purchases of Equity Securities.

Market Information

As of May 28th 2008, our common stock started trading on the NASDAQ OTC Bulletin Board under the symbol “PMBS”.  The following quotes represent the high and low recent sales prices as reported by NASDAQ for our last fiscal quarter.  These quotes reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

Fiscal Year Ended June 30, 2008	High	Low
Fourth Quarter	$0.51	$0.03

Shareholders

As of September 1, 2008, the Company had approximately 334 shareholders of record.

Dividends

The Company did not declare or pay any cash dividends on its common stock during the last two fiscal years ended June 30, 2008 and 2007, and does not expect to pay cash dividends for the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company has no established equity compensation plans for the issuance of common stock as payment for employees, consultants or other parties. The Company may utilize its common stock from time to time for equity compensation on a transactional basis. In the future, the Company may establish some type of an equity compensation plan to provide incentive to current or future employees.

There were no issuer repurchases by the Company during the fiscal year ended June 30, 2008.

Item 6. Selected Financial Data

This item is not applicable to PuraMed Bioscience™, Inc.

Item 7. Management’s Discussion and Analysis of Financial Condition and
Results of Operations.

This Annual Report on Form 10-K contains “forward-looking statements” within in the meaning of the Securities Exchange Act of 1934 and the Securities Act of 1933.  Forward looking statements typically contain words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” or similar other words.  Statements expressing expectations regarding our future business and prospects or projections we make relating to products, sales, revenues and earnings are typical of such forward-looking statements.

All forward-looking statements are subject to the risks and uncertainties inherent in attempting to predict future results and activities.  Our actual results may differ materially from those projected, stated or implied in our forward-looking statements as a result of many factors including, but not limited to, our overall industry environment, customer and retail outlet acceptance of our products, effectiveness of our marketing and promotional activities, failure to develop and commercialize new products, material delay in the introduction of products, government regulatory matters, production and/or quality control problems, product liability matters, competitive pressures, inability to raise sufficient working capital, general economic conditions and our financial condition.

Our forward-looking statements relate only as of the date made by us.  We undertake no obligation to update or revise any such statements to reflect new circumstances or unanticipated events as they occur, and you are urged to review and consider all disclosures we make in this and other reports which relate to risk factors germane to our business and industry.

Results of Operations for the Fiscal Years Ended June 30, 2008 and 2007

Revenues

There were no revenues for the fiscal year ended June 30, 2008 and 2007.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the fiscal year ended June 30, 2008 were $66,706 compared to $26,183 for the year ended June 30, 2007.  Increased selling, general and administrative expenses for fiscal 2008 compared to fiscal 2007 were due primarily to operating and incurring expenses as a separate entity since the spin-off from our parent company in April 2007.

Amortization and Depreciation

Amortization and depreciation expenses for the fiscal year ended June 30, 2008 were $48,411 compared to $10,479 for the fiscal year ended June 30, 2007.  Increased amortization and depreciation expenses for fiscal 2008 compared to fiscal 2007 were due primarily to the amortization of the intellectual property received during our spin-off from our parent company in April 2007.

Consulting Fees

Consulting fees for the fiscal year ended June 30, 2008 were $172,561 compared to $80,086 for the fiscal year ended June 30, 2007.  These fees include payments for outsourcing our payroll to the office manager and controller and fees to our two executive officers prior to January 1, 2008.

Research and Development Expenses

Research and development expenses for the fiscal year ended June 30, 2008 were $11,000 compared to $53,978 for the fiscal year ended June 30, 2007.  Decreased research and development expenses were due to limited cash flow.

Salaries

Salaries for the fiscal year ended June 30, 2008 were $48,090 compared to $0 for the fiscal year ended June 30, 2007.  Increased salaries are due to the Company funding the payroll function as of January 1, 2008, rather than outsourcing through a third party.

Officer Salaries

Officer salaries for the fiscal year ended June 30, 2008 were $48,000 compared to $0 for the fiscal year ended June 30, 2007.  Increased officer salaries are due to the Company terminating its consulting agreements with its two officers and commencing monthly salaries to each of them as of April 1, 2008.

Net Losses

Net losses for the fiscal year ended June 30, 2008 were $395,789 compared to $170,726 for the fiscal year ended June 30, 2007.  These increased losses were due to operating and incurring expenses as a separate entity since the spin-off from our parent company in April 2007.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2008, the Company had limited cash of $1,278 and a working capital deficit of ($138,611) of which approximately $129,625 is attributed to accrued executive salaries and executive note payables.  During the fiscal year ended June 30, 2008, Mr. Mitchell loaned the Company $30,085 and Mr. Higgins loaned the Company $47,000 to cover monthly overhead costs.  Both loan amounts are to be paid back on demand.  Mr. Mitchell and Mr. Higgins will continue to loan the Company funds as needed until we obtain anticipated capital from sales of our equity and debt securities.

We intend to raise the funds needed to implement our plan of operation through both private sales of debt and equity securities. There is no assurance, however, that we will be successful in raising the necessary capital to implement our business plan, either through debt or equity sources.

PuraMed’s current business strategy is to complete development and promotion of its initial non-prescription consumer healthcare products in order to commence their commercial retail introduction by 2nd quarter of fiscal year 2009.  PuraMed’s primary goal is to achieve continual material growth of LipiGesic™ product sales through mainstream food, drug, and mass merchandiser retail channels while at the same time promoting LipiGesic™ brand awareness to realize substantial profitability as soon as possible. To implement this strategy, PuraMed intends to execute the following activities during the next twelve months:

Commercialize PuraMed Products – PuraMed’s primary focus for the remainder of calendar year 2008 will be to work with established, responsible outsourced production, packaging and fulfillment suppliers and reliable marketing channels in order to produce and market initial PuraMed products on a commercial scale. PuraMed has obtained all vendors, suppliers and subcontract third parties needed for its planned production, packaging and raw material, and will continue to identify and obtain alternate sources for
PuraMed product inventories.

Expansion of Sales and Marketing Activities – PuraMed will continue to expand upon its marketing activities which have been focused toward obtaining a nationwide network of retail outlets and employing “direct to consumer” media advertising for its planned product sales, as well as promoting and building LipiGesic™ brand awareness. PuraMed will participate in industry trade shows and similar events, and also will engage in substantial media advertising and direct sales media campaigns to attract and secure consumers for PuraMed products.

Continuation of Product Development – Besides its already developed products, PuraMed will complete development and testing of additional non-prescription drugs and nutritional supplements to be commercially launched in the future as additional LipiGesic™ products.

PuraMed anticipates spending approximately $2.5 million over the next twelve months regardless of any amounts of revenues it generates from product sales during this period:

Sales and marketing expenses	$1,280,000
Purchase of product inventory, packaging and raw materials	600,000
Research and development activities	175,000
General and administrative expenses including, fixed
overhead and management compensation	445,000
$2,500,000

Critical Accounting Policies

The discussion in this Plan of Operation should be considered in conjunction with our audited financial statements and related notes included in this registration statement.  These financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP).

The preparation of our financial statements requires us to make estimates and judgments affecting our reported amounts of assets, liabilities, revenues and expenses and related disclosures.  On an ongoing basis, we will evaluate these estimates which are based on historical experience and certain assumptions we believe to be reasonable under the circumstances.  Actual results may differ materially from our estimates under different assumptions or conditions.

LipiGesic™ Products:

PuraMed Bioscience™ products consist primarily of the cost of trade secrets, formulas, scientific and manufacturing know-how, trade names, marketing material and other intellectual property and are amortized on a straight-line basis over an estimated useful life of seven years.

Stock-Based Compensation – We intend to expense any stock-based compensation issued to our employee, contractors, consultants or others providing goods and services to us.  The fair market value of any common stock issued for goods or services will be expensed over the period in which we receive them.  Most likely, any equity securities issued by us for goods and services will consist of common shares or common stock purchase warrants, which will be fully vested, non-forfeitable, and fully paid or exercisable at the date of grant.  Regarding any future stock option or warrant grants, we intend to determine their fair value by using the Black-Scholes model of valuation.

Impairment – Soon after the end of each fiscal year and each interim period, we will conduct an impairment valuation of any material intangible assets owned by us.  If the results of any such impairment analysis indicate our recorded values for any such assets have declined materially, we will adjust our recorded asset valuations in all of our financial statements to reflect any such decline in value.

The carrying value is reviewed periodically or when factors indicating impairment are present.  The impairment loss is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets.  The Company believes that no impairment exists at June 30, 2008.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Stock Based Compensation

In December 2004, the FASB issued SFAS No. 123(R) (Share Based Payment) which establishes accounting standards for transactions in which an entity issues equity securities for goods or services.  SFAS No. 123(R) replaces the former requirements of SFAS No. 123 and eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25.  We have adopted the provisions of SFAS No. 123 (R) which will be reflected in all of our future financial statements.

We have considered other recent accounting pronouncements of which we are aware, and we believe their adoption has not had, and will not have, any material impact on our financial position or results of operations.

Item 8.  Financial Statements and Supplementary Data

The consolidated financial statements of PuraMed Bioscience, Inc. are included with an accompanying index in a separate financial section at the end of this Annual Report on Form 10-K.

Item 9.  Changes In and Disagreements With Accountants On Accounting And
Financial Disclosure

None

Item 9A(T). Controls And Procedures

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

Item 9B.  Other Information

None

PART III

Item 10. Directors and Executive Officers and Control Persons

The directors of the Company serve until their successors are elected and shall qualify. Executive officers are elected by the Board of Directors and serve at the discretion of the directors. There are no family relationships among our directors and executive officers.

Name	Age	Position
Russell Mitchell	47	Chairman, Chief Executive Officer and Director
James Higgins	48	Chief Financial Officer, Chief Operating Officer and Director

RUSSELL MITCHELL was the CEO/CFO of Dotronix, Inc. from April 2006 until the spin-off. From September 2002 until April 2005, he was the President of GelStat Corporation, a public company which developed and marketed OTC non-prescription medications. Mr. Mitchell also is a principal owner and President of Mitchell Health Marketing Alliance, Inc. (“Mitchell Health”) which he founded in 1994. Mitchell Health specializes in the marketing, product launch, and retail distribution of OTC non-prescription drugs and nutritional supplements, and has serviced over 48,000 retail locations nationwide. While establishing this large national retail sales network for Mitchell Health over the years, Mr. Mitchell has personally negotiated on an ongoing basis with key buyers and officers of the top 100 retail chains and wholesalers in the U.S.

In particular, Mr. Mitchell has been a pioneer in establishing and promoting the significance and market value of “clinical trials” to demonstrate the effectiveness of OTC non-prescription medications, and in incorporating favorable clinical trial data as a key driver in OTC product marketing.

JAMES HIGGINS was the Chief Operating Officer of Dotronix, Inc. from April 2006 until the spin-off. From September 2002 until April 2005 he was Executive Vice President of GelStat Corporation. Mr.Higgins also has been the Executive Vice President of Mitchell Health since 2000. Prior to that, for 15 years he was employed by AC Nielsen Co. where he was responsible for managing accounts for some of the largest national consumer product companies including Kraft Foods and Unilever. Mr. Higgins has over 20 years extensive experience in product development, manufacturing, retail distribution and logistics for many OTC healthcare and nutraceuticals products.

Messrs. Mitchell and Higgins were the only directors and executive officers of Dotronix, Inc. (now Wind Energy America Inc.) prior to the spin-off of the Company by Dotronix in April 2007. Incident to this spin-off, Messrs. Mitchell and Higgins resigned from their prior positions with Dotronix, Inc. and the operations of the two companies became completely independent from each other.

Audit Committee

We do not have a separately designated audit committee at this time, but rather our entire Board of Directors serves as our audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors, and persons who beneficially own more than 10% of the Company’s common stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission.  Based solely on copies of Section 16(a) forms and representations from the Company’s executive officers, directors and ten-percent beneficial owners, the Company believes these persons have complied with all Section 16(a) filing requirements during the fiscal year ended June 30, 2008.

Code of Ethics

The Company has adopted a Code of Ethics and Business Conduct (“the Code”), which applies to the business conduct of the principal executive officer, principal financial officer, principal accounting officer and controller.  The Code is available to any shareholder who sends a written request for a paper copy to:  Puramed Bioscience, Inc., ATTN:  James W. Higgins, COO, 1326 Schofield Avenue, Schofield, WI 54476.  If the Company makes any substantive amendments to the Code or grants any waiver, including any implicit waiver from a provision of the Code for the directors or executive officers, the nature of such amendment or waiver will be disclosed in a Current Report on Form 8-K.

Item 11.  Executive Compensation

The following table sets forth the executive compensation of the executive officers of the Company since its inception in 2006.

Summary Compensation Table
Name and Position	Fiscal Year (*)	Salary ($)	Bonus ($)	Stock Awards ($)
Russell Mitchell, CEO	2008 2007 (1)	12,000 48,000	-0-	7,500
	2006 (2)	16,000	-0-	-0-
James Higgins, CFO and COO	2008 2007 (1)	8,000 48,000	-0-	7,500
	2006 (2)	16,000	-0-	-0-

* The fiscal year of the Company ends on June 30.
(1) Includes $32,000 received from the parent, Dotronix, Inc. prior to the April 2007 spin-off and $16,000 from the Company after the spin-off.
(2) Represents salary received from Dotronix, Inc. during fiscal year 2006.

Prior to January 1, 2008, Messrs. Mitchell and Higgins were each to receive compensation from the Company at a monthly rate of $8,000, through a consulting agreement contract. As of December 31, 2007 the agreements were terminated and on March 10, 2008, the officers agreed to forgive the amounts owed to them which totaled $92,000.  This $92,000 in consulting services was treated as additional paid-in capital contributed by the officers.  In addition, for the first quarter of 2008, the officers have elected not to receive a salary.

Options/SAR Grants

The Company has not granted any stock options or SAR grants since its inception

Compensation of Directors

The Company has compensated its two directors 300,000 shares of common stock each valued at $.05 per share in consideration for their serving on the Board of Directors.  No other compensation was paid during the fiscal year ended June 30, 2008.

Employment Contracts and Change-in-Control Arrangements

Through a consulting agreement, Messrs. Mitchell and Higgins provide all executive officer and director functions for our Company, including their compensation and provision for development and marketing resources from their Wausau, Wisconsin location.  We paid them each $8,000 monthly for their employment compensation.  As of December 31, 2007 the agreements were terminated and on March 10, 2008, the officers agreed to forgive the amounts owed to them which totaled $92,000.  The Company has no other written employment agreements with any other employees, and the Company also does not have any change-in-control arrangements with any person.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of June 30, 2008 certain information regarding beneficial ownership of the common stock of the Company by (a) each person or group known by the Company to be the beneficial owner of more than 5% of the outstanding common stock of the Company, (b) each director and executive officer of the Company, and (c) all directors and executive officers of the Company as a group. Each shareholder named in this table has sole voting and investment power with respect to shares of the common shown in table.

Title of Class – Common Stock

Shareholder	Shares Owned Beneficially	Percent of Class
Russell Mitchell 1326 Schofield Avenue Schofield, WI 54476	1,570,212	26.1%
James Higgins 1326 Schofield Avenue Schofield, WI 54476	1,495,212	24.9%
All directors and officers as a group (2 persons)	3,065,424	51.0%

Item 13.  Certain Relationships and Related Transactions

Following are any material transactions between the Company and any of its promoters, directors, executive officers and principal shareholders since its inception.

Incident to the Company being separated from its former parent, Dotronix, Inc. (now Wind Energy America, Inc.), Messrs. Mitchell and Higgins each received 49,212 shares of common stock of the Company related to their prior ownership of Dotronix common stock. They received these shares incident to the spin-off on the same 1-for-5 pro rata basis as all other shareholders of Dotronix, Inc.

Promptly upon completing the spin-off of the Company from its former parent, Messrs. Mitchell and Higgins transferred and assigned certain intellectual property rights for non-prescription healthcare products to the Company in exchange for a total of 2,442,000 common shares of the Company of which each of them received 1,221,000 shares. This transaction was accounted for by the Company on the basis of $0.05 per share.

On November 15, 2007, the company issued 600,000 shares of Puramed common stock based on $.05 per share to be divided equally among its board of directors in consideration for their serving on the Board of Directors.

From November 2007 through June 2008, Russell Mitchell, a principal shareholder, loaned the Company a total of $30,085 for working capital purposes, for which he received a promissory note bearing an interest rate of 4% and is payable on demand.

From January 2008 through June 2008, James Higgins, a principal shareholder, loaned the Company a total of $47,000 for working capital purposes, for which he received a promissory note bearing an interest rate of 4% and is payable on demand.

ITEM 14.  Principal Accountant Fees and Services

Child, Van Wagoner & Bradshaw, PLLC has acted as the Company’s independent accounting firm for the fiscal years ended June 30, 2008 and 2007.  The aggregate fees billed by them were $6,000 and $8,000, respectively.  These fees are inclusive for professional services rendered for the audit of the Company's annual financial statements, the review of our quarterly financial statements, and other services performed in connection with our statutory and regulatory filings.

There were no other fees billed to us by our auditors for tax matters, additional audit-related fees or any non-audit services.

The Company's Board of Directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of Child, Van Wagoner & Bradshaw, PLLC as the Company's independent accountants, the Board of Directors considered whether the provision of such services is compatible with maintaining independence.

ITEM 15.  Exhibits and Financial Statement Schedules

Exhibit Index

3.1*	Articles of Incorporation as amended November 12, 2007.

3.2	Bylaws of the Company (incorporated by reference to the Company’s Annual Registration Report on Form 10-SB for the year ended June 30, 2007).

10.1	Distribution Agreement for Spin-Off (incorporated by reference to the Company’s Form 8-K filing of parent Dotronix Inc. on March 20, 2007).

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURAMED BIOSCIENCE, INC.

Date:	September 3, 2008	By:	/s/ Russell W. Mitchell
Russell W. Mitchell, CEO

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date		Signature

September 3, 2008	By:	/s/ Russell W. Mitchell
Russell W. Mitchell, Director (Principal Executive Officer)

September 3, 2008	By:	/s/ James W. Higgins
James W. Higgins, Director (Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors of
PuraMed BioScience, Inc.
1326 Schofield Ave.
Schofield, WI 54476

We have audited the accompanying balance sheets of PuraMed BioScience, Inc. (a development stage company) as of June 30, 2008 and 2007, and the related statements of operations, stockholders’ equity, and cash flows for the years ended June 30, 2008 and 2007, and for the period from May 6, 2006 (inception) to June 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting, as a basis for designing audit procedures that are  appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PuraMed BioScience, Inc. (a development stage company) as of June 30, 2008 and 2007, and the related statements of operations, stockholders’ equity and cash flows for the years ended June 30, 2008 and 2007, and for the period from May 6, 2006 (inception) to June 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has incurred significant net losses since inception. This raises substantial doubt about the Company’s ability to meet its obligations and to continue as a going concern. Management’s plans in regard to their matter are described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Child, Van Wagoner & Bradshaw, PLLC
Child, Van Wagoner & Bradshaw, PLLC
August 25, 2008
Salt Lake City, Utah

PURAMED BIOSCIENCE, INC.
(A Development Stage Company)

Balance Sheets

	June 30,	June 30,
	2008	2007
ASSETS

Current Assets
Cash	$1,278	$97,173
Prepaid Expenses	5,099	2,000

Total Current Assets	6,377	99,173

Property and Equipment
Computer Software	1,217	1,217
Accum Depr - Software	(495)	(89)

Net Property and Equipment	722	1,128

Other Assets
PuraMed Bioscience Products, net of accumulated amortization of $58,394 and $10,390, respectively	277,637	325,642
Trademarks	5,401	3,229
Patent	3,374	-

Total Other Assets	286,412	328,871

Total Assets	$293,511	$429,172

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$4,165	$689
Accounts Payable - Related party	233	18,171
Accrued Wages - Officers'	52,540	-
Accrued Expenses	10,965	-
Notes Payable - Officers'	77,085	-

Total Current Liabilities	144,988	18,860

Total Liabilities	144,988	18,860

Stockholders' Equity
Undesignated shares, 5,000,000 shares authorized, none issued	-	-
Common Stock, $.001 par value, 45,000,000 shares authorized, 6,015,345 shares and 5,015,345 shares issued and outstanding, respectively	6,015	5,015
Additional paid in capital	712,878	579,878
Deficit accumulated during the development stage	(570,370)	(174,581)

Total Stockholders' Equity	148,523	410,312

Total Liabilities & Stockholders' Equity	$293,511	$429,172

See notes to financial statements.

PURAMED BIOSCIENCE, INC.
(A Development Stage Company)

Statements of Operations

	Year Ended June 30, 2008	Year Ended June 30, 2007	Period from May 6, 2006 (inception) to June 30, 2008
Revenues	$-	$-	$-

Total Revenues	-	-	-

Cost of Sales	-	-	-

Total Cost of Sales	-	-	-

Gross Profit	-	-	-

Operating Expenses
Selling, general and administrative expenses	66,707	26,183	96,745
Amortization and depreciation expense	48,410	10,479	58,889
Consulting fees	172,561	80,086	252,647
Research and development	11,000	53,978	64,978
Salaries	48,090	-	48,090
Officer's salaries	48,000	-	48,000

Total Operating Expenses	394,768	170,726	569,349

Loss from Operations	(394,768)	(170,726)	(569,349)

Other Expense
Interest expense	1,021	-	1,021

Total Other Expense	(1,021)	-	(1,021)

Net Loss	$(395,789)	$(170,726)	$(570,370)

Loss per Common Share - Basic and Diluted	$(0.07)	$(0.16)

Average number of common shares outstanding basic and diluted	5,430,646	1,058,751

See notes to financial statements.

PURAMED BIOSCIENCE, INC.
(A Development Stage Company)

Statements of Stockholders’ Equity

				Deficit Accumulated During the Development Stage
	Common Stock		Additional Paid In Capital
	Shares	Amount			Total

Balances at May 9, 2006 (inception)	-	$-	$-	$-	$-

Accumulated expenses generated since inception to spin off paid for by investee	-	3,855	-	-	3,855

Net loss	-	-	-	(3,855)	(3,855)

Balances at June 30, 2006	-	3,855	-	(3,855)	-

Common stock issued with spin off	2,573,345	392,080	-	-	392,080

Common stock issued after spin off for PuraMed products	2,442,000	122,100	-	-	122,100

Accumulated expenses generated prior to spin off paid by investee	-	66,858	-	-	66,858

Net loss	-	-	-	(170,726)	(170,726)

Balances at June 30, 2007	5,015,345	584,893	-	(174,581)	410,312

Stock issued for services at $0.05 per share	600,000	600	29,400	-	30,000

Change of par value to $0.001	-	(579,878)	579,878	-	0

Accrued consulting fees forgiven	-	-	92,000	-	92,000

Stock issued for services at $0.03 per share	400,000	400	11,600	-	12,000

Net loss	-	-	-	(395,789)	(395,789)

Balances at June 30, 2008	6,015,345	$6,015	$712,878	$(570,370)	$148,523

See notes to financial statements.

PURAMED BIOSCIENCE, INC.
(A Development Stage Company)

Statements of Cash Flows

	Year Ended June 30, 2008	Year Ended June 30, 2007	Period from May 6, 2006 (inception) to June 30, 2008

Cash flows from operating activities
Net loss	$(395,789)	$(170,726)	$(570,370)

Changes in non cash working capital items:
Stock issued for services	42,000	-	42,000
Non cash consulting expense (see Note D)	92,000	-	92,000
Depreciation	406	89	495
Amortization	48,005	10,390	58,394
Changes in operating assets and liabilities:
Prepaid expenses	(3,099)	(2,000)	(5,099)
Accounts payable - related party	(17,938)	18,171	233
Accounts payable	3,476	689	4,165
Accrued wages - officers	52,540	-	52,540
Accrued expenses	10,965	-	10,965

Cash used for operating activities	(167,434)	(143,387)	(314,677)

Cash flows from investing activities
Patent acquisition costs	(3,374)	-	(3,374)
Purchase of property and equipment	-	(1,217)	(1,217)
Trademark acquisition costs	(2,172)	(3,229)	(5,401)

Net cash used for investing activities	(5,546)	(4,446)	(9,992)

Cash flows from financing activities
Loans from officers	77,085	-	77,085
Proceeds from spin off	-	174,393	174,393
Proceeds from equity investee	-	70,613	74,469

Net cash provided by financing activities	77,085	245,006	325,947

Net increase (decrease) in cash	(95,895)	97,173	1,278

Cash at Beginning of Period	97,173	-	-

Cash at End of Period	$1,278	$97,173	$1,278

Supplemental disclosures of noncash investing and financing activities and other cash flow information:
Assets acquired in connection with spin off	$-	$217,687	$217,687
Stock issued for acquisition of assets	$-	$174,393	$174,393
Interest paid	$135	$-	$135

See notes to financial statements.

PURAMED BIOSCIENCE, INC.
(A Development Stage Company)

Notes to Financial Statements

A.  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PuraMed Bioscience, Inc was incorporated as a Minnesota corporation during May 2006 as a subsidiary of Wind Energy America, Inc. (formerly Dotronix, Inc.).  As of April 12, 2007 the Company was spun-off from its parent company.  PuraMed Bioscience, Inc. operates from one location in central Wisconsin.  The Company is in the business of developing proprietary non-prescription drugs with unique delivery systems.

Prior to this spin-off, PuraMed was a wholly owned subsidiary of Wind Energy America, Inc. (formerly Dotronix, Inc.). PuraMed was incorporated in Minnesota on May 9, 2006 to complete development of certain over-the-counter (OTC) non-prescription medicinal or healthcare products, including PuraMed Migraine, a migraine headache remedy, and PuraMed Sleep, a sleep inducing remedy for insomnia. Past development of these PuraMed OTC products was conducted by PuraMed’s two principal officers, Russell Mitchell and James Higgins.

PuraMed is a development stage company and intends to enter the U.S. OTC medicine marketplace commercially by employing “direct consumer” marketing via print and TV ads and commercials followed by broad retail distribution through mass merchandisers, drug stores and food store chains. PuraMed is currently preparing its initial commercial launch of its two principal products, PuraMed Migraine and PuraMed Sleep.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period.  The carrying value of the Company’s investments in PuraMed BioScience products represent significant estimates.  Actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments

Cash, receivables, revolving debt, accounts payable, accrued liabilities are carried at amounts that reasonably approximate their fair value due to the short-term nature of these amounts or due to variable rates of interest that are consistent with current market rates.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation.  Depreciation is calculated on the straight-line method over the estimated useful lives of the assets, which is 3 years for computer software.

PURAMED BIOSCIENCE, INC.
(A Development Stage Company)

Notes to Financial Statements

A. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

LipiGesic™ Products

LipiGesic™ products consist primarily of the cost of trade secrets, formulas, scientific and manufacturing know-how trade names, marketing material and other intellectual property and are amortized on a straight-line basis over an estimated life of seven years.

Amortization expense is expected to be $48,005 each year through 2013 and $37,615 for 2014.

The carrying value is reviewed periodically or when factors indicating impairment are present.  The impairment loss is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets.  The Company believes that no impairment exists at June 30, 2008.

Intangible Assets

Intangible assets consist of preliminary legal fees to acquire our trademarks.  As of June 30, 2008, the trademark applications have been completed and we are waiting for approval, therefore no amortization has been recorded.

In addition to the trademarks, the Company has completed and filed its final a patent application on LipiGesic™ M.  We are waiting for approval from the US Patent and Trademark Office, therefore no amortization has been recorded.

Research and Development

Research and development costs are expensed as incurred. Assets that are required for research and development activities, and have alternative future uses, in addition to its current use, are included in equipment and depreciated over their estimated useful lives.

Loss per common share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding.  Diluted loss per common share assumes the exercise of stock options and warrants using the treasury stock method, if dilutive.

Stock Based Compensation

The Company issued common stock for services to employees and certain contractors. As such, common stock granted during the year ending June 30, 2008 was $42,000.

The Company accounts for equity instruments issued to non-employees for services and goods under SFAS 123; EITF 96-18 (Accounting for Equity Instruments Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services); and EITF 00-18 (Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to other than Employees.)

PURAMED BIOSCIENCE, INC.
(A Development Stage Company)

Notes to Financial Statements

A. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Generally, the equity instruments issued for services or goods are for common shares. These shares or warrants are fully vested, non-forfeitable and fully paid or exercisable at the date of grant and require no future performance commitment by the recipient. The Company expenses the fair market value of these securities over the period in which the Company receives the related services.

Reclassifications

During the year ended June 30, 2008, the Company’s common stock was assigned a par value of $.001.  All of the common stock presentations for 2007 have been reclassified to represent the correct par value presentation.

Recent Accounting Pronouncements

In May of 2008 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 163, “Accounting for Financial Guarantee Insurance – an interpretation of FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises”.  This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This statement also clarifies how Statement 60 applies to financial guarantee insurance contracts.  This statement is effective for fiscal years beginning after December 15, 2008.  This statement has no effect on the Company’s financial reporting at this time.

In May of 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This statement identifies literature established by the FASB as the source for accounting principles to be applied by entities which prepare financial statements presented in conformity with generally accepted accounting principles (GAAP) in the United States.  This statement is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  This statement will require no changes in the Company’s financial reporting practices.

In March of 2008 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, “Accounting for Derivatives and Hedging Activities.”  SFAS No. 161 has the same scope as Statement No. 133 but requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  SFAS No. 161 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

PURAMED BIOSCIENCE, INC.
(A Development Stage Company)

Notes to Financial Statements

Recent Accounting Pronouncements (continued)

In December, 2007, the FASB issued SFAS No. 160, “Non-controlling interests in Consolidated Financial Statements, an amendment of ARB No. 51.”   SFAS No. 160 applies to “for-profit” entities that prepare consolidated financial statements where there is an outstanding non-controlling interest in a subsidiary.  The Statement requires that the non-controlling interest be reported in the equity section of the consolidated balance sheet but identified separately from the parent.  The amount of consolidated net income attributed to the non-controlling interest is required to be presented, clearly labeled for the parent and the non-controlling entity, on the face of the consolidated statement of income.  When a subsidiary is de-consolidated, any retained non-controlling interest is to be measured at fair value.  Gain or loss on de-consolidation is recognized rather than carried as the value of the retained investment.  The Statement is effective for fiscal years and interim periods beginning on or after December 15, 2008.  It cannot be adopted earlier but, once adopted, is to be applied retroactively.  This pronouncement has no effect on this Company’s financial reporting at this time.

Also in December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS No. 141R”).  SFAS No. 141R amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree.  It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  It is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively.  SFAS No. 141R has no effect on the Company’s financial reporting.

B. FINANCING ARRANGEMENTS, MANAGEMENT PLANS, AND GOING CONCERN CONSIDERATIONS

Financing Arrangements

As of June 30, 2008, the Company had limited cash of $1,278 and a working capital deficit of ($138,612) of which approximately $129,625 is attributed to accrued executive salaries and executive note payables. Mr. Mitchell and Mr. Higgins, our two principal officers  will continue to loan the Company funds as needed until we obtain anticipated capital from sales of our equity securities.

We intend to raise the funds needed to implement our plan of operation through private sales of both equity and debt securities. There is no assurance, however, that we will be successful in raising the necessary capital to implement our business plan, either through debt or equity sources.

The Company incurred net losses of $395,789 and $170,726 and $570,370, for the years ending June 30, 2008 and 2007 and the period from inception (May 9, 2006) through June 30, 2008, respectively.

Going Concern

At June 30, 2008, the Company had negative working capital of ($138,612) and thus has none of the funds needed to accomplish its planned business strategy or support its projected expenses.  The Company plans to obtain the needed working capital primarily through sales of its common stock, which there is no assurance it will be able to accomplish.  If the Company cannot obtain substantial working capital through common stock sales or other sources (if any), it will be forced to curtail its planned business operations.  If the Company is unable to obtain additional financing, its ability to continue as a going concern is doubtful.

PURAMED BIOSCIENCE, INC.

(A Development Stage Company)

Notes to Financial Statements

C.  RELATED PARTY TRANSACTIONS

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

From November 2007 through June 2008, Russell Mitchell, a principal shareholder, loaned the Company of total of $30,085 for working capital purposes, for which he received a promissory note bearing an interest rate of 4% and is payable on demand.

From January 2008 through June 2008, James Higgins, a principal shareholder, loaned the Company of total of $47,000 for working capital purposes, for which he received a promissory note bearing an interest rate of 4% and is payable on demand.

Prior to calendar year 2008, the Company reimbursed Accelerated Drug Delivery, LLC (ADD), a company owned by Messrs. Mitchell and Higgins, monthly for salaries incurred by ADD, LLC's office manager and controller.  As of January 1, 2008, all payroll salaries are paid by PuraMed rather than outsourcing through ADD.

D.  STOCKHOLDER'S EQUITY

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

E.  INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109 “Accounting for Income Taxes,” which provides for an asset and liability approach to accounting for income taxes.  Deferred income tax assets and liabilities are computed annually for differences between the financial statement and income tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  The valuation allowances have been established equal to the income tax benefits to reduce the deferred tax assets to zero.

PURAMED BIOSCIENCE, INC.
(A Development Stage Company)

Notes to Financial Statements

E.  INCOME TAXES  (Continued)

A reconciliation of estimated income tax expense (benefit) to the amount of computed using statutory federal rates is as follows:

	Year Ended June 30,
	2008	2007
Tax at federal statutory rate of 30%	$(91,000)	$(50,000)
State tax rate net of federal benefit	(15,000)	(8,000)
Unused net operating loss	73,500	56,000
Permanent and other differences	32,500	2,000

Provision	$0	$0

No deferred income taxes have been provided for the temporary differences between the financial reporting and income tax basis of the Company due to the valuation allowances outlined below:

	Year Ended June 30,
	2008	2007
	Asset (Liability)	Asset (Liability)
Deferred tax asset - Net operating loss carry forward	$164,000	$58,000
Deferred tax asset - Depreciation	11,000	9,000
Valuation allowance	(175,000)	(67,000)

Net deferred tax asset	$0	$0

The Company has estimated federal and state net operating loss carryforwards of approximately $570,370 expiring in the years 2025 through 2026. The estimated tax benefit of these net operating loss carryforwards, based on an effective tax rate of 35% is approximately $138,526 and $59,755 for the years ending June 30, 2008 and 2007 respectively.  The Company has established a valuation allowance equal to the amount of cumulative tax assets.  Accordingly, no net deferred tax assets, nor any current or deferred tax benefits, have been recognized at June 30, 2008.

F.  SUBSEQUENT EVENTS

During July 2008, officers loaned the Company an additional total of $22,000 which is payable on demand.