Form 10-Q
period 2008-09-30
Puramed Bioscience Inc.
filed 2008-11-14
CIK 1409565

0

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

Commission File No. 000-52771

PURAMED BIOSCIENCE, INC.
(Exact name of registrant as specified in its charter)

Minnesota	20-5510104
(State or other jurisdiction of Incorporation or organization)	(IRS Employer ID Number)

1326 Schofield Avenue Schofield, WI	54476
(Address of principal executive offices)	(Zip Code)

(715) 359-6373
(Registrant’s telephone number)

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES [✓] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                                           Accelerated filer [ ]                                           Non-accelerated filer [ ]                                           Smaller reporting company [✓]

Indicate by checkmark whether registrant is a shell company. [ ]

There were 6,125,345 shares of Common Stock outstanding as of November 1, 2008.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION                                                                                                                                                                                                   3

Item 1.  CONDENSED FINANCIAL STATEMENTS                                                                                                                                                                      3

Condensed Balance Sheets                                                                                                                                                                                                             4
Unaudited Condensed Statements of Operations                                                                                                                                                                       5

Unaudited Condensed Statements of Cash Flows                                                                                                                                                                      6

Notes to Condensed Unaudited Financial Statements                                                                                                                                                              7

Item 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                      9

Item 3. Quantitative and Qualitative Disclosures about Market Risk                                                                                                                              14

Item 4. Controls and Procedures                                                                                                                                                                                                    15

PART II.  OTHER INFORMATION                                                                                                                                                                                                            15

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                                                                                                               15

Item 5.  Other Information                                                                                                                                                                                                                15

Item 6.  Exhibits                                                                                                                                                                                                                                     15

PART I – FINANCIAL INFORMATION

Item 1.  CONDENSED FINANCIAL STATEMENTS

PURAMED BIOSCIENCE, INC.
(A Development Stage Company)

Condensed Balance Sheets

	September 30,	June 30,
	2008	2008
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$3,330	$1,278
Prepaid Expenses	4,999	5,099

Total Current Assets	8,329	6,377

Property and Equipment
Computer Software	1,218	1,217
Accumulated Depreciation - Computer Software	(597)	(495)

Net Property and Equipment	621	722

Other Assets
PuraMed Bioscience Products, net of accumulated
amortization of $70,396 and $58,394, respectively	265,636	277,637
Trademarks	6,683	5,401
Patent	13,608	3,374

Total Other Assets	285,927	286,412

Total Assets	$294,877	$293,511

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$26,666	$4,165
Accounts Payable - Related party	-	233
Accrued Wages - Officers'	104,212	52,540
Accrued Expenses	10,722	10,965
Notes Payable - Officers'	121,085	77,085

Total Current Liabilities	262,685	144,988

Total Liabilities	262,685	144,988

Stockholders' Equity
Undesignated shares, 5,000,000 shares authorized, none issued	-	-
Common Stock, $.001 par value, 45,000,000 shares
authorized, 6,125,345 shares and 6,015,345 shares issued
and outstanding, respectively	6,125	6,015
Additional paid in capital	745,768	712,878
Deficit accumulated during the development stage	(719,701)	(570,370)

Total Stockholders' Equity	32,192	148,523

Total Liabilities & Stockholders' Equity	$294,877	$293,511

See notes to unaudited condensed financial statements.

PURAMED BIOSCIENCE, INC.
(A Development Stage Company)

Unaudited Condensed Statements of Operations

			Period from May 9,
	Three months ended September 30,		2006 (inception) to
	2008	2007	September 30, 2008
Revenues
Total Revenues	$-	$-	$-

Cost of Sales	-	-	-

Total Cost of Sales	-	-	-

Gross Profit	-	-	-

Operating Expenses
Selling, general and administrative expenses	15,117	12,228	111,861
Amortization and depreciation expense	12,103	12,103	70,993
Audit fees	15,636	-	15,636
Consulting fees	39,525	70,808	292,172
Research and development	172	10,049	65,150
Salaries	17,739	-	65,829
Officers' salaries	48,000	-	96,000

Total Operating Expenses	148,292	105,188	717,641

Loss from Operations	(148,292)	(105,188)	(717,641)

Other Expense
Interest expense	1,039	-	2,060

Total Other Expense	(1,039)	-	(2,060)

Net Loss	$(149,331)	$(105,188)	$(719,701)

Loss per Common Share - Basic and Diluted	$(0.02)	$(0.02)

Average number of common shares
outstanding basic and diluted	6,033,280	5,028,689

See notes to unaudited condensed financial statements.

PURAMED BIOSCIENCE, INC.
(A Development Stage Company)

Unaudited Condensed Statements of Cash Flows
			Period from May 9,
	Three months ended September 30,		2006 (inception) to
	2008	2007	September 30, 2008

Cash Flows from operating activities
Net Loss	$(149,331)	$(105,188)	$(719,701)

Changes on non cash working capital items:
Stock issued for services	33,000	-	75,000
Non cash consulting expense	-	-	92,000
Depreciation	102	102	597
Amortization	12,001	12,001	70,395
Changes in operating assets and liabilities:
Prepaid Expenses	100	1,632	(4,999)
Accounts Payable - Related party	(233)	29,829	-
Accounts Payable	22,500	698	26,665
Accrued Wages - Officers	51,672	-	104,212
Accrued Expenses	(243)	972	10,722

Net cash used for operating activities	(30,432)	(59,954)	(345,109)

Cash Flows from investing activities
Patent acquisition costs	(10,234)	(3,374)	(13,608)
Purchase of property and equipment	-	-	(1,217)
Trademark acquisition costs	(1,282)	-	(6,683)

Net cash used for investing activities	(11,516)	(3,374)	(21,508)

Cash Flows from financing activities
Loans from officers	44,000	-	121,085
Proceeds from spin off	-	-	174,393
Proceeds from equity investee	-	-	74,469

Net cash provided by financing activities	44,000	-	369,947

Net (decrease) increase in cash	2,052	(63,328)	3,330

Cash at Beginning of Period	1,278	97,173	-

Cash at End of Period	$3,330	$33,845	$3,330

Supplemental disclosures of noncash investing and
financing activities and other cash flow information:
Assets acquired in connection with spin off	$-	$-	$217,687
Stock issued for acquisition of assets	$-	$-	$174,393
Interest paid	$-	$-	$135

See notes to unaudited condensed financial statements.

PURAMED BIOSCIENCE, INC.
(A Development Stage Company)
Notes to Condensed Unaudited Financial Statements

A.  Basis of Presentation

The condensed balance sheet as of September 30, 2008, the condensed statements of operations for the three month periods ended September 30, 2008 and 2007 and the condensed statements of cash flows for the three month periods ended September 30, 2008 and 2007 have been prepared by PuraMed Bioscience, Inc. (the "Company") without audit.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2008 and for the three month period ended September 30, 2008 and 2007 presented herein have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  These financial statements should be read in conjunction with the Company's financial statements and notes thereto for the fiscal year ended June 30, 2008 included in the Annual Report on Form 10-K of the Company filed with the SEC on September 5, 2008.

B.  Going Concern

At September 30, 2008, the Company had negative working capital of $254,356 and thus has none of the funds needed to accomplish its planned business strategy or support its projected expenses.  The Company plans to obtain the needed working capital primarily through sales of both equity and debt securities, which there is no assurance it will be able to accomplish.  If the Company cannot obtain substantial working capital through common stock sales or other sources (if any), it will be forced to curtail its planned business operations.  If the Company is unable to obtain additional financing, its ability to continue as a going concern is doubtful.

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

From November 2007 through September 2008, Russell Mitchell, a principal stockholder, loaned the Company a total of $50,085 for working capital purposes, for which he received a promissory note bearing an interest rate of 4% and is payable on demand.

From January 2008 through September 2008, James Higgins, a principal stockholder, loaned the Company a total of $71,000 for working capital purposes, for which he received a promissory note bearing an interest rate of 4% and is payable on demand.

PURAMED BIOSCIENCE, INC.
(A Development Stage Company)
Notes to Condensed Unaudited Financial Statements

D.  Related Party Transactions (Continued)

Prior to calendar year 2008, the Company reimbursed Accelerated Drug Delivery, LLC (ADD), a company owned by Messrs. Mitchell and Higgins, monthly for salaries incurred by ADD, LLC's office manager and controller.  As of January 1, 2008, all payroll salaries are paid by PuraMed rather than outsourcing through ADD.

E.  Stockholder's Equity

In May 2008, the Company issued common stock for services to its employees and certain contractors.  There were a total of 400,000 common shares issued valued at $12,000.

In September 2008, the Company issued 110,000 shares of common stock for services related to establishing a trading market for our common stock.

F.  Subsequent Events

During October 2008, officers loaned the Company an additional $7,000, which is payable on demand.

Item 2.                      MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read and considered along with our condensed financial statements and related notes included in this 10-Q.  These financial statements were prepared in accordance with United States Generally Accepted Accounting Principles (U.S. GAAP).  This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ substantially from those anticipated in these forward-looking statements as a result of various factors including those set forth in the “Risk Factors” section of our Form 10-K filing for fiscal year ending June 30, 2008 filed with the SEC on September 5, 2008.

Background

PuraMed BioScience, Inc. (“PuraMed” or the “Company”) was incorporated in Minnesota on May 9, 2006 as a wholly-owned subsidiary of Wind Energy America, Inc. (formerly “Dotronix, Inc.”) for the purpose of engaging in the business of developing and marketing non-prescription over-the-counter healthcare products to remedy various ailments.

In late 2006, PuraMed’s former parent company decided to spin off its PuraMed subsidiary and related healthcare products business. Accordingly, on April 12, 2007, Wind Energy America, Inc. affected a spin-off of PuraMed to stockholders of Wind Energy America, Inc. on a pro rata dividend basis of one common share of PuraMed for each five common shares of Wind Energy America, Inc. Since the April 12, 2007 effective date of the spin-off, PuraMed and Wind Energy America, Inc. have operated separately, with their respective managements, businesses, assets and capital structures being completely independent from each other.

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

Overview of Business

The Company is engaged in the business of developing and marketing a line of non-prescription medicinal or healthcare products to be marketed through various retail channels under the LipiGesic™ brand and trademark.  In an effort to add continuity to all of the PuraMed Bioscience™ products the Company trademarked the brand name LipiGesic™.  The Company has recently completed all product development and design packaging for its initial two products, LipiGesic™ M (Migraine) and LipiGesic™ PM (Sleep), and expects to begin their commercial introduction to the marketplace by the first quarter of calendar year 2009.

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

The Company also intends to continue to develop and grow its intellectual property portfolio which is expected to substantially enhance stockholder value.  Our scientific team has gained significant and exciting evidence from its initial research and management expects to develop a new generation of botanically derived anti-inflammatory and pain management products with broad applications.

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

LipiGesic™ M is effective, available as a non-prescription remedy, without any known side effects, and affordable compared to more expensive migraine drugs based on prescription chemical formulations.

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

LipiGesic™ H – provides relief for common tension headaches which afflict a majority of American adults from time to time. This remedy provides headache relief features a unique proprietary formulation of St. John’s Wort and common aspirin.

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

Sales and Marketing

PuraMed intends to launch its initial two products commercially through the following three-phase process:

Phase One Rollout:  Direct Response. A series of print advertisements will be published nationally in secondary market newspapers, which initial ads will allow PuraMed to test and refine our advertising message. After refining this initial advertising and identifying primary customer bases, PuraMed will create and have broadcasted television infomercials as well as standard TV commercials. PuraMed will also employ website and toll-free telephone access in conjunction with its print and TV direct response campaigns. PuraMed anticipates beginning its Phase One Rollout during the first quarter of calendar year 2009.

Phase Two Rollout:  Retail Drugstores. PuraMed expects to develop substantial product sales and a defined customer base from its direct response marketing phase by the summer of 2009. It will then begin marketing through approximately 18,000 retail drugstores already targeted by PuraMed, including Walgreens, Rite Aid, CVS and others. Due to PuraMed’s management having extensive and good relationships with targeted retail outlets for PuraMed products, PuraMed believes it has the ability to place its products on the shelf in all its targeted retail outlets.

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

Operating Expenses

From our inception in May 2006, through September 30, 2008, we have incurred total operating expenses of $717,641 including $111,861 of selling, general and administrative expenses, $70,993 of amortization and depreciation expenses, $15,636 of audit fees, $292,172 of consulting expenses, $65,150 of research and development expenses, $65,829 of salaries and $96,000 of officers’ salaries.

Selling, general and administrative expenses consist primarily of payroll taxes, health insurance, facility rent and administrative overhead costs.

Amortization and depreciation expenses consist primarily of amortization of our intellectual property received during our spin-off from our parent company in April 2007.

Audit fees consist of three quarterly reviews and our annual audit required for our SEC filings.

Consulting fees include salaries paid to our management and salaries outsourced for accounting and administrative personnel prior to January 1, 2008, and payments for services related to being a public company.

Research and development expenses consist primarily of product and packaging development and marketing strategy costs.

Salaries include payments to our office manager and corporate controller as of January 1, 2008.

Officers’ salaries include payroll to our Chief Executive Officer and our Chief Financial Officer as of January 1, 2008.

Comparison of Operations for Three Months Ended September 30, 2008 and 2007

Revenue

There were no revenues for the three months ended September 30, 2008 and 2007.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2008 were $15,117 compared to $12,228 for the three months ended September 30, 2007.  Increased selling, general and administrative expenses for the 2008 period compared to 2007 were due primarily to payroll tax and health insurance benefits paid since the company starting funding the payroll function as of January 1, 2008.

Amortization and Depreciation

Amortization and depreciation expenses for the three months ended September 30, 2008 and 2007 were the same at $12,103 for each quarterly period.  No additional intellectual property has been acquired; therefore, there has been no change in our monthly amortization expense.

Audit Fees

Audit fees for the three months ended September 30, 2008 were $15,636 compared to $0 for the three months ended September 30, 2007.  The increase in this expense is due to operating and incurring audit expenses as a separate entity since the spin-off from our parent company in April 2007.

Consulting Fees

Consulting fees for the three months ended September 30, 2008 were $39,525 compared to $70,808 for the three months ended September 30, 2007 which decrease was due to the Company terminating its consulting agreements with its two officers and reclassifying their monthly salaries.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2008 were $172 compared to $10,049 for the three months ended September 30, 2007.  Decreased research and development expenses were due to limited cash flow.

Salaries

Salaries for the three months ended September 30, 2008 were $17,739 compared to $0 for the three months ended September 30, 2007.  Increased salaries are due to the Company funding the payroll function as of January 1, 2008, rather than outsourcing through a third party.

Officers’ Salaries

Officer salaries for the three months ended September 30, 2008 were $48,000 compared to $0 for the three months ended September 30, 2007.  Increased officer salaries are due to the Company terminating its consulting agreements with its two officers and commencing monthly salaries to each of them as of April 1, 2008.

Net Losses

Net losses for the three months ended September 30, 2008 were $149,331 compared to $105,188 for the three months ended September 30, 2007.  These increased losses were due primarily to operating and incurring audit expenses as a separate entity since the spin-off from our parent company in April 2007 and increased consulting expenses.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2008, the Company had limited cash of $3,330 and a working capital deficit of $254,356 of which $225,297 is attributed to accrued executive salaries and executive note payables.  During January 2008 through September 30, 2008, Mr. Mitchell loaned the Company $50,085 and Mr. Higgins loaned the Company $71,000 to cover monthly overhead costs.  Both loan amounts are to be paid back on demand.  Mr. Mitchell and Mr. Higgins will continue to loan the Company funds as needed until we obtain anticipated capital from sales of our equity and debt securities.

We intend to raise the funds needed to implement our plan of operation through both private sales of debt and equity securities. There is no assurance, however, that we will be successful in raising the necessary capital to implement our business plan, either through debt or equity sources.

PuraMed’s current business strategy is to complete development and promotion of its initial non-prescription consumer healthcare products in order to commence their commercial retail introduction by 3rd quarter of fiscal year 2009.  PuraMed’s primary goal is to achieve continual material growth of LipiGesic™ product sales through mainstream food, drug, and mass merchandiser retail channels while at the same time promoting LipiGesic™ brand awareness to realize substantial profitability as soon as possible. To implement this strategy, PuraMed intends to execute the following activities during the next twelve months:

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

PuraMed anticipates spending approximately $2.5 million over the next twelve months regardless of any amounts of revenues it generates from product sales during this period:

Sales and marketing expenses	$1,280,000
Purchase of inventory, packaging and raw materials	600,000
Research and development activities	175,000
General and administrative expenses including rent,
fixed overhead and management compensation	445,000

$2,500,000

Critical Accounting Policies

The discussion in this Plan of Operation should be considered in conjunction with our unaudited condensed financial statements and related notes included in this quarterly report.  These financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP).

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

Stock-Based Compensation – We intend to expense any stock-based compensation issued to our employees, contractors, consultants or others providing goods and services to us.  The fair market value of any common stock issued for goods or services will be expensed over the period in which we receive them.  Most likely, any equity securities issued by us for goods and services will consist of common shares or common stock purchase warrants, which will be fully vested, non-forfeitable, and fully paid or exercisable at the date of grant.  Regarding any future stock option or warrant grants, we intend to determine their fair value by using the Black-Scholes model of valuation.

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

The carrying value is reviewed periodically or when factors indicating impairment are present.  The impairment loss is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets.  The Company believes that no impairment exists at September 30, 2008.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

This item is not applicable to PuraMed Bioscience™, Inc.

Item 4. Controls and Procedures

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

Part II.  Other Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit Index
Quarterly report on Form 10-Q
For the quarter ended September 30, 2008

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

PURAMED BIOSCIENCE, INC.

Date:	November 14, 2008	By:	/s/ Russell W. Mitchell
Russell W. Mitchell, CEO

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:		Signature:

November 14, 2008	By:	/s/ Russell W. Mitchell
Russell W. Mitchell, Director
(principal executive officer)

November 14, 2008	By:	/s/ James W. Higgins
James W. Higgins, Director
(principal financial officer)