Form 10-Q
period 2008-12-31
Puramed Bioscience Inc.
filed 2009-02-17
CIK 1409565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED DECEMBER 31, 2008

Commission File No. 000-52771

PURAMED BIOSCIENCE, INC.
(Exact name of registrant as specified in its charter)

                                                                                                                                        Minnesota                                                                                                                      20-5510104
                                                                                                                       (State or other jurisdiction of                                                                                        (IRS Employer ID Number)
                                                                                                                       Incorporation or organization)

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

Large accelerated filer [ ]                                           Accelerated filer [ ]                                           Non-accelerated filer [ ]                                           Smaller reporting company [✓]

Indicate by checkmark whether registrant is a shell company. [ ]

There were 7,929,246 shares of Common Stock outstanding as of February 1, 2009.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION                                                                                                                                                                                                                             3

Item 1.  CONDENSED FINANCIAL STATEMENTS                                                                                                                                                                                                        3

Condensed Balance Sheets                                                                                                                                                                                                                                     3

Unaudited Condensed Statements of Operations                                                                                                                                                                                                        4

Unaudited Condensed Statements of Cash Flows                                                                                                                                                                                                       5

Condensed Notes to Unaudited Financial Statements                                                                                                                                                                                                 6

Item 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                                                                                       8

Item 3. Quantitative and Qualitative Disclosures about Market Risk                                                                                                                                                                         15

Item 4. Controls and Procedures                                                                                                                                                                                                                  16

PART II.  OTHER INFORMATION                                                                                                                                                                                                                      16

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                                                                                                                                                            16

Item 5.  Other Information                                                                                                                                                                                                                                         16

Item 6.  Exhibits                                                                                                                                                                                                                                                         16

SIGNATURES                                                                                                                                                                                                                                                                  17

PART I – FINANCIAL INFORMATION

Item 1.  CONDENSED FINANCIAL STATEMENTS

PURAMED BIOSCIENCE, INC.
(A Development Stage Company)
Condensed Balance Sheets

	December 31,	June 30,
	2008	2008
	(Unaudited)
ASSETS
Current Assets
Cash	$256	$1,278
Prepaid Expenses	4,894	5,099
Total Current Assets	5,150	6,377

Property and Equipment
Computer Software	1,217	1,217
Accumulated Depreciation - Computer Software	(698)	(495)

Net Property and Equipment	519	722

Other Assets
PuraMed Bioscience Products, net of accumulated
amortization of $82,396 and $58,394, respectively	253,635	277,637
Trademarks	6,683	5,401
Patent	15,873	3,374
Total Other Assets	276,191	286,412

Total Assets	$281,860	$293,511

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$17,515	$4,165
Accounts Payable - Related party	-	233
Accrued Wages - Officers'	27,884	52,540
Accrued Expenses	8,704	10,965
Notes Payable - Officers'	8,500	77,085
Total Current Liabilities	62,603	144,988

Total Liabilities	62,603	144,988

Stockholders' Equity
Undesignated shares, 5,000,000 shares authorized, none issued	-	-
Common Stock, $.001 par value, 45,000,000 shares
authorized, 7,929,246 shares and 6,015,345 shares issued
and outstanding, respectively	7,929	6,015
Additional paid in capital	1,014,549	712,878
Deficit accumulated during the development stage	(803,221)	(570,370)
Total Stockholders' Equity	219,257	148,523

Total Liabilities & Stockholders' Equity	$281,860	$293,511

See notes to unaudited condensed financial statements.

PURAMED BIOSCIENCE, INC.
(A Development Stage Company)
Unaudited Condensed Statements of Operations

					Period from
					May 9, 2006
	Three months ended		Six months ended		(inception) to
	December 31,	December 31,	December 31,	December 31,	December 31,
	2008	2007	2008	2007	2008
Revenues
Total Revenues	$-	$-	$-	$-	$-

Cost of Sales
Total Cost of Sales	-	-	-	-	-

Gross Profit	-	-	-	-	-

Operating Expenses
Selling, general and administrative expenses	14,388	12,457	29,505	24,686	126,249
Amortization and depreciation	12,103	12,103	24,206	24,205	83,096
Audit fees	862	-	16,498	-	16,498
Consulting fees	-	100,867	39,525	171,675	292,172
Research and development	-	233	172	10,282	65,150
Salaries	10,092	-	27,831	-	75,921
Officers' salaries	48,000	-	96,000	-	144,000

Total Operating Expenses	85,445	125,660	233,737	230,848	803,086

Loss from Operations	(85,445)	(125,660)	(233,737)	(230,848)	(803,086)

Other Expense (Income)
Interest expense (income)	(1,925)	-	(886)	-	135

Total Other Expense	1,925	-	886	-	(135)

Net Loss	$(83,520)	$(125,660)	$(232,851)	$(230,848)	$(803,221)

Loss per Common Share - Basic
and Diluted	$(0.00)	$(0.02)	$(0.04)	$(0.05)

Average number of common shares
outstanding basic and diluted	6,850,827	5,315,356	6,442,053	5,165,356

See notes to unaudited condensed financial statements.

PURAMED BIOSCIENCE, INC.
(A Development Stage Company)
Unaudited Condensed Statements of Cash Flows

	Six months ended		Period from May 9,
	December 31,	December 31,	2006 (inception) to
	2008	2007	December 31, 2008
Cash Flows from (used for) operating activities
Net Loss	$(232,851)	$(230,848)	$(803,221)
Changes on non cash working capital items:
Stock issued for services	33,000	30,000	75,000
Non cash consulting expense	-	-	92,000
Depreciation	203	203	698
Amortization	24,002	24,002	82,396
Changes in operating assets and liabilities:
Prepaid Expenses	205	2,000	(4,894)
Accounts Payable - Related party	(233)	75,189	-
Accounts Payable	13,351	2,217	17,516
Accrued Wages - Officers'	116,343	-	168,883
Accrued Expenses	(2,261)	125	8,704
Net cash used for operating activities	(48,241)	(97,112)	(362,918)

Cash Flows from (used for) investing activities
Patent acquisition costs	(12,499)	(3,374)	(15,873)
Purchase of property and equipment	-	-	(1,217)
Trademark acquisition costs	(1,282)	(148)	(6,683)
Net cash used for investing activities	(13,781)	(3,522)	(23,773)

Cash Flows from (used for) financing activities
Loans from officers	61,000	6,285	138,085
Proceeds from spin off	-	-	174,393
Proceeds from equity investee	-	-	74,469
Net cash from financing activities	61,000	6,285	386,947

Net (decrease) increase in cash	(1,022)	(94,349)	256

Cash at Beginning of Period	1,278	97,173	-

Cash at End of Period	$256	$2,824	$256

Supplemental disclosures of noncash investing and financing
activities and other cash flow information:
Assets acquired in connection with spin off	$-	$-	$217,687
Stock issued for acquisition of assets	$-	$-	$174,393
Stock issued for forgiveness of debt and accrued wages	$270,585	$-	$270,585
Interest paid	$-	$-	$135

See notes to unaudited condensed financial statements.

PURAMED BIOSCIENCE, INC.
(A Development Stage Company)
Condensed Notes to Unaudited Financial Statements

A.  Basis of Presentation

The condensed balance sheet as of December 31, 2008, the condensed statements of operations for the three and six month periods ended December 31, 2008 and 2007 and the condensed statements of cash flows for the six month periods ended December 31, 2008 and 2007 have been prepared by PuraMed Bioscience, Inc. (the "Company") without audit.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows as of December 31, 2008 and for the three and six month periods ended December 31, 2008 and 2007 presented herein have been made.

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

B.  Going Concern

At December 31, 2008, the Company had negative working capital of ($57,453) and thus has none of the funds needed to accomplish its planned business strategy or support its projected expenses.  The Company plans to obtain the needed working capital primarily through sales of both equity and debt securities, which there is no assurance it will be able to accomplish.  If the Company cannot obtain substantial working capital through common stock sales or other sources (if any), it will be forced to curtail its planned business operations.  If the Company is unable to obtain additional financing, its ability to continue as a going concern is doubtful.

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

From November 2007 through December 2008, Russell Mitchell, a principal stockholder, loaned the Company a total of $62,585 for working capital purposes, for which he received a promissory note bearing an interest rate of 4% and is payable on demand.

From January 2008 through December 2008, James Higgins, a principal stockholder, loaned the Company a total of $84,000 for working capital purposes, for which he received a promissory note bearing an interest rate of 4% and is payable on demand.

PURAMED BIOSCIENCE, INC.
(A Development Stage Company)
Condensed Notes to Unaudited Financial Statements (continued)

D.	Related Party Transactions (Continued)

On November 24, 2008, the board of directors authorized the conversion of accrued wages and notes payable in the aggregate amount of $270,585 to Messrs. Mitchell and Higgins into PuraMed common stock at a rate of $0.15 per share.  Messrs. Mitchell and Higgins also elected to waive the four percent (4%) interest rate attached to the promissory notes.

E.	Stockholder's Equity

As a result of the conversion of accrued wages and promissory notes by Messrs. Mitchell and Higgins into the companies’ common stock @ $0.15 per share the following shares were issued:

Russell Mitchell (CEO):                                                                 817,235 shares

James Higgins (CFO; COO):                                                         986,667 shares

In September 2008, the Company issued 110,000 shares of common stock for services related to establishing a trading market for our common stock.

F.  Subsequent Events

None

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

Detailed information regarding this spin-off of PuraMed from Wind Energy America, Inc. (formally Dotronix, Inc.) is contained in a Form 8-K and exhibit thereto which were filed with the SEC April 10, 2007, and can be readily accessed at the SEC website www.sec.gov.

Overview of Business

The Company is engaged in the business of developing and marketing a line of non-prescription medicinal or healthcare products to be marketed through various retail channels under the LipiGesic™ brand and trademark.  In an effort to add continuity to all of the PuraMed Bioscience™ products the Company trademarked the brand name LipiGesic™.  The Company has recently completed all product development and design packaging for its initial two products, LipiGesic™ M (Migraine) and LipiGesic™ PM (Sleep), and expects to begin their commercial introduction to the marketplace by the second quarter of calendar year 2009.

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

Sales and Marketing

PuraMed intends to launch its initial two products commercially through the following three-phase process:

Phase One Rollout:  Direct Response. A series of print advertisements will be published nationally in secondary market newspapers, which initial ads will allow PuraMed to test and refine our advertising message. After refining this initial advertising and identifying primary customer bases, PuraMed will create and have broadcasted television infomercials as well as standard TV commercials. PuraMed will also employ website and toll-free telephone access in conjunction with its print and TV direct response campaigns. PuraMed anticipates beginning its Phase One Rollout during the second quarter of calendar year 2009.

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

Operating Expenses

From our inception in May 2006, through December 31, 2008, we have incurred total operating expenses of $803,086 including $126,249 of selling, general and administrative expenses, $83,096 of amortization and depreciation expenses, $16,498 of audit fees, $292,172 of consulting expenses, $65,150 of research and development expenses, $75,921 of salaries and $144,000 of officers’ salaries.

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

Officers’ salaries include payroll to our Chief Executive Officer and our Chief Financial Officer since January 1, 2008.

Comparison of Operations for Three Months Ended December 31, 2008 and 2007

Revenue

There were no revenues for the three months ended December 31, 2008 and 2007.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended December 31, 2008 were materially similar at $14,388 compared to $12,457 for the three months ended December 31, 2007.

Amortization and Depreciation

Amortization and depreciation expenses for the three months ended December 31, 2008 and 2007 were the same at $12,103 for each quarterly period.

Audit Fees

Audit fees for the three months ended December 31, 2008 were $862 compared to $0 for the three months ended December 31, 2007.  The increase in this expense is due to incurring audit expenses as a separate entity since the spin-off from our parent company in April 2007.

Consulting Fees

Consulting fees for the three months ended December 31, 2008 were $0 compared to $100,867 for the three months ended December 31, 2007 which decrease was due to the Company terminating its consulting agreements with its two officers and reclassifying their monthly compensation.

Research and Development Expenses

Research and development expenses for the three months ended December 31, 2008 were $0 compared to $233 for the three months ended December 31, 2007.

Salaries

Salaries for the three months ended December 31, 2008 were $10,092 compared to $0 for the three months ended December 31, 2007.  Increased salaries are due to the Company funding the payroll function as of January 1, 2008, rather than outsourcing through a third party.

Officers’ Salaries

Officer salaries for the three months ended December 31, 2008 were $48,000 compared to $0 for the three months ended December 31, 2007.  Increased officer salaries are due to the Company terminating its consulting agreements with its two officers and commencing monthly salaries to each of them as of April 1, 2008.

Net Losses

Net losses for the three months ended December 31, 2008 were $83,520 compared to $125,660 for the three months ended December 31, 2007.  This decrease was due to reduced consulting fees.

Comparison of Operations for Six Months Ended December 31, 2008 and 2007

Revenue

There were no revenues for the six months ended December 31, 2008 and 2007.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended December 31, 2008 were $29,505 compared to $24,686 for the six months ended December 31, 2007.  Selling, general and administrative expenses for the 2008 period compared to 2007 were due primarily to increased health insurance benefits.

Amortization and Depreciation

Amortization and depreciation expenses for the six months ended December 31, 2008 and 2007 were $24,206 and $24,205 for each six month period, respectively.

Audit Fees

Audit fees for the six months ended December 31, 2008 were $16,498 compared to $0 for the six months ended December 31, 2007.  The increase in this expense is primarily due to incurring audit expenses as a separate entity since the spin-off from our parent company in April 2007.

Consulting Fees

Consulting fees for the six months ended December 31, 2008 were $39,525 compared to $171,657 for the six months ended December 31, 2007 which decrease was due to the Company terminating its consulting agreements with its two officers and reclassifying their monthly compensation.

Research and Development Expenses

Research and development expenses for the six months ended December 31, 2008 were $172 compared to $10,282 for the six months ended December 31, 2007.  Decreased research and development expenses were due to limited cash flow in the 2008 period.

Salaries

Salaries for the six months ended December 31, 2008 were $27,831 compared to $0 for the six months ended December 31, 2007.  Increased salaries are due to the Company funding the payroll function as of January 1, 2008, rather than outsourcing through a third party.

Officers’ Salaries

Officer salaries for the six months ended December 31, 2008 were $96,000 compared to $0 for the six months ended December 31, 2007.  Increased officer salaries are due to the Company terminating its consulting agreements with its two officers and commencing monthly salaries to each of them as of April 1, 2008.

Net Losses

Net losses for the six months ended December 31, 2008 of $232,851 were materially similar to the net losses of $230,848 for the six months ended December 31, 2007.

Financial Condition, Liquidity and Capital Resources

As of December 31, 2008, the Company had limited cash of $256 and a working capital deficit of ($57,453) of which $45,399 is attributed to the officers’ accrued wages and accounts payable.

We intend to raise the funds needed to implement our plan of operation through both private sales of debt and equity securities. There is no assurance, however, that we will be successful in raising the necessary capital to implement our business plan, either through debt or equity sources.

PuraMed’s current business strategy is to complete development and promotion of its initial non-prescription consumer healthcare products in order to commence their commercial retail introduction by 3rd quarter of fiscal year 2009.  PuraMed’s primary goal is to achieve continual material growth of LipiGesic™ product sales through mainstream food, drug, and mass merchandiser retail channels while at the same time promoting LipiGesic™ brand awareness to realize profitability as soon as possible. To implement this strategy, PuraMed intends to execute the following activities during the next twelve months:

Commercialize PuraMed Products – PuraMed’s primary focus for the remainder of calendar year 2009 will be to work with established, responsible outsourced production, packaging and fulfillment suppliers and reliable marketing channels in order to produce and market initial PuraMed products on a commercial scale. PuraMed has obtained all vendors, suppliers and subcontract third parties needed for its planned production, packaging and raw material, and will continue to identify and obtain alternate sources for
PuraMed product inventories.

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

Significant Accounting Policies

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

The carrying value is reviewed periodically or when factors indicating impairment are present.  The impairment loss is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets.  The Company believes that no impairment exists at December 31, 2008.

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

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 5.  Other Information

None

Item 6.  Exhibits

See Exhibit Index below

Exhibit Index
Quarterly report on Form 10-Q
For the quarter ended December 31, 2008

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

PURAMED BIOSCIENCE, INC.

Date: February 17, 2009                                                 By /s/       Russell W. Mitchell
Russell W. Mitchell, CEO

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:                                                                           Signature

February 17, 2009                                                           By   /s/      Russell W. Mitchell
Russell W. Mitchell, Director
(principal executive officer)

February 17, 2009                                                          By    /s/    James W. Higgins
James W. Higgins, Director
(principal financial officer)