Form 10-Q
period 2009-03-31
Puramed Bioscience Inc.
filed 2009-05-15
CIK 1409565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2009

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
 Incorporation or organization)

1326 Schofield Avenue                                                                                                                                          Schofield, WI54476
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

Indicate by checkmark whether registrant is a shell company. [ ]

There were 10,997,580 shares of Common Stock outstanding as of March 31, 2009.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION                                                             3

Item 1.  CONDENSED FINANCIAL STATEMENTS                                                     3

Condensed Balance Sheets                                                                 3
Unaudited Condensed Statements of Operations                                                          4
Unaudited Condensed Statements of Cash Flows                                                   5
Condensed Notes to Unaudited Financial Statements                                                 6

Item 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS         8

Item 3. Quantitative and Qualitative Disclosures about Market Risk                                        16

Item 4. Controls and Procedures                                                              16

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                       16

Item 5.  Other Information                                                                        16

Item 6.  Exhibits                                                                                                                                                                                                                     17

PART I – FINANCIAL INFORMATION

Item 1.  CONDENSED FINANCIAL STATEMENTS

PURAMED BIOSCIENCE, INC.
(A Development Stage Company)
Condensed Balance Sheets
	March 31,	June 30,
	2009	2008
	(Unaudited)
ASSETS
Current Assets
Cash	$ 131,694	$ 1,278
Accounts Receivable	72	-
Prepaid Expenses	4,178	5,099

Total Current Assets	135,944	6,377

Property and Equipment
Computer Software	1,217	1,217
Accumulated Depreciation - Computer Software	(799)	(495)

Net Property and Equipment	418	722

Other Assets
PuraMed Bioscience Products, net of accumulated
amortization of $94,398 and $58,394, respectively	241,634	277,637
Trademarks	7,265	5,401
Patent	16,346	3,374

Total Other Assets	265,245	286,412

Total Assets	$ 401,607	$ 293,511

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$ 11,897	$ 4,165
Accounts Payable - Related party	-	233
Accrued Wages - Officers'	80,424	52,540
Accrued Expenses	10,538	10,965
Notes Payable - Officers'	7,000	77,085

Total Current Liabilities	109,859	144,988

Total Liabilities	109,859	144,988

Stockholders' Equity
Undesignated shares, 5,000,000 shares authorized, none issued	-	-
Common Stock, $.001 par value, 45,000,000 shares
authorized, 10,997,580 shares and 6,015,345 shares issued
and outstanding, respectively	10,998	6,015
Additional paid in capital	1,195,581	712,878
Deficit accumulated during the development stage	(914,831)	(570,370)

Total Stockholders' Equity	291,748	148,523

Total Liabilities & Stockholders' Equity	$ 401,607	$ 293,511

See notes to unaudited condensed financial statements.

PURAMED BIOSCIENCE, INC.
(A Development Stage Company)
Unaudited Condensed Statements of Operations

					Period from
	Three Months	Three Months	Nine Months	Nine Months	May 9, 2006
	Ended	Ended	Ended	Ended	(inception) to
	March 31,	March 31,	March 31,	March 31,	March 31,
	2009	2008	2009	2008	2009

Revenues	$ -	$ -	$ -	$ -	$ -
Cost of Sales	-	-	-	-	-

Total Cost of Sales	-	-	-	-	-

Gross Profit	-	-	-	-	-

Operating Expenses
Selling, general and administrative expenses	43,942	38,057	73,449	62,743	170,191
Amortization and depreciation	12,103	12,103	36,308	36,308	95,199
Audit fees	2,812	-	19,310	-	19,311
Consulting fees	-	886	39,525	172,561	292,172
Research and development	-	597	172	10,879	65,150
Salaries	4,752	-	32,583	-	80,673
Officers' salaries	48,000	-	144,000	-	192,000

Total Operating Expenses	111,609	51,643	345,347	282,491	914,696

Loss from Operations	(111,609)	(51,643)	(345,347)	(282,491)	(914,696)

Other Expense (Income)
Interest expense (income)	-	-	(886)	-	135

Total Other Expense	-	-	886	-	(135)

Net Loss	$ (111,609)	$ (51,643)	$ (344,461)	$ (282,491)	$ (914,831)

Loss per Common Share -
Basic and Diluted	$ (0.01)	$ (0.01)	$ (0.05)	$ (0.05)

Average number of common shares
outstanding basic and diluted	8,345,950	5,615,345	7,067,421	5,314,254

See notes to unaudited condensed financial statements.

PURAMED BIOSCIENCE, INC.
(A Development Stage Company)
Unaudited Condensed Statements of Cash Flows

		Nine months ended	Period from May 9,
	March 31,	March 31,	2006 (inception) to
	2009	2008	March 31, 2009

Cash Flows from (used for) operating activities
Net Loss	$ (344,461)	$ (282,491)	$ (914,831)

Changes on non cash working capital items:
Stock issued for services	33,000	30,000	75,000
Non cash consulting expense	-	92,000	92,000
Depreciation	304	304	799
Amortization	36,004	36,004	94,398
Changes in operating assets and liabilities:
Accounts Receivable	(72)	-	(72)
Prepaid Expenses	921	(85)	(4,178)
Accounts Payable - Related party	-	(18,171)	233
Accounts Payable	7,499	9,078	11,665
Accrued Wages - Officers'	168,884	-	221,424
Accrued Expenses	(427)	2,894	10,537

Net cash used for (used from) operating activities	(98,348)	(130,467)	(413,025)

Cash Flows from investing activities
Patent acquisition costs	(12,972)	(3,374)	(16,346)
Purchase of property and equipment	-	-	(1,217)
Trademark acquisition costs	(1,864)	(709)	(7,265)

Net cash used for investing activities	(14,836)	(4,083)	(24,828)

Cash Flows from financing activities
Repayments to Officers for RP loans	(8,000)		(8,000)
Loans from officers	71,600	39,485	148,685
Sale of stock	180,000	-	180,000
Proceeds from spin off	-	-	174,393
Proceeds from equity investee	-	-	74,469

Net cash provided from financing activities	243,600	39,485	569,547

Net (decrease) increase in cash	130,416	(95,065)	131,694

Cash at Beginning of Period	1,278	97,173	-

Cash at End of Period	$ 131,694	$ 2,108	$ 131,694

Supplemental disclosures of noncash investing
and financing activities and other cash flow
information:
Assets acquired in connection with spin off	$ -	$ -	$ 217,687
Stock issued for acquisition of assets	$ -	$ -	$ 174,393
Stock issued for debt and accrued wages	$ 274,685	$ -	$ -
Interest paid	$ -	$ -	$ 135

See notes to unaudited condensed financial statements.

PURAMED BIOSCIENCE, INC.
(A Development Stage Company)
Condensed Notes to Unaudited Financial Statements

A.  Basis of Presentation

The condensed balance sheet as of March 31, 2009, the condensed statements of operations for the three and nine month periods ended March 31, 2009 and 2008 and the condensed statements of cash flows for the nine month periods ended March 31, 2009 and 2008 have been prepared by PuraMed Bioscience, Inc. (the "Company") without audit.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2009 and for the three and nine month periods ended March 31, 2009 and 2008 presented herein have been made.

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

B.  Going Concern

At March 31, 2009, the Company had working capital of $26,085, however, it does not have all of the funds needed to accomplish its planned business strategy or support its projected expenses.  The Company plans to obtain the needed working capital primarily through sales of both equity and debt securities, which there is no assurance it will be able to accomplish.  If the Company cannot obtain substantial working capital through common stock sales or other sources (if any), it will be forced to curtail its planned business operations.  If the Company is unable to obtain additional financing, its ability to continue as a going concern is doubtful.

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

From November 2007 through March 2009, Russell Mitchell, a principal shareholder, loaned the Company a total of $69,685 for working capital purposes, for which he received a promissory note bearing an interest rate of 4% and which is payable on demand. As of March 31, 2009, the balance on this note is $3,000.  In addition, health insurance premiums in the amount of $3,591 were reimbursed to Mr. Mitchell on April 2, 2009.

From January 2008 through March 2009, James Higgins, a principal shareholder, loaned the Company a total of $87,500 for working capital purposes, for which he received a promissory note bearing an interest rate of 4% and which is payable on demand. As of March 31, 2009 the balance on this note is $4,000.

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

On February 25, 2009, the board of directors authorized the sale of 2,000,000 shares of restricted common stock to a private individual at a price of $0.06 per share.

On March 9, 2009, the board of directors authorized the conversion of notes payable in the amount of $4,100 to Mr. Mitchell into PuraMed common stock at a rate of $0.06 per share.  Mr. Mitchell also elected to waive the four percent (4%) interest rate attached to the promissory note.

On March 20, 2009, the board of directors authorized the sale of 1,000,000 shares of restricted common stock to a private individual at a price of $0.06 per share.

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

Operating Expenses

From our inception in May 2006, through March 31, 2009, we have incurred total operating expenses of $914,696 including $170,191 of selling, general and administrative expenses, $95,199 of amortization and depreciation expenses, $19,311 of audit fees, $292,172 of consulting expenses, $65,150 of research and development expenses, $80,673 of salaries and $192,000 of officers’ salaries.

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

Officers’ salaries include payroll to our Chief Executive Officer and our Chief Financial Officer since January 1, 2008.

Comparison of Operations for Three Months Ended March 31, 2009 and 2008

Revenue

There were no revenues for the three months ended March 31, 2009 and 2008.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2009 were  $43,942 compared to $38,057 for the three months ended March 31, 2008.

Amortization and Depreciation

Amortization and depreciation expenses for the three months ended March 31, 2009 and 2008 were the same at $12,103 for each quarterly period.

Audit Fees

Audit fees for the three months ended March 31, 2009 were $2,812 compared to $0 for the three months ended March 31, 2008.  The increase in this expense is due to incurring audit expenses as a separate entity since the spin-off from our parent company in April 2007.

Consulting Fees

Consulting fees for the three months ended March 31, 2009 were $0 compared to $886 for the three months ended March 31, 2008 which decrease was due to the Company terminating its consulting agreements with its two officers and reclassifying their monthly compensation.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2009 were $0 compared to $597 for the three months ended March 31, 2008.

Salaries

Salaries for the three months ended March 31, 2009 were $4,752 compared to $0 for the three months ended March 31, 2008.  Increased salaries are due to the Company funding the payroll function as of January 1, 2008, rather than outsourcing through a third party.

Officers’ Salaries

Officer salaries for the three months ended March 31, 2009 were $48,000 compared to $0 for the three months ended December 31, 2007.  Increased officer salaries are due to the Company terminating its consulting agreements with its two officers and commencing monthly salaries to each of them as of April 1, 2008.

Net Losses

Net losses for the three months ended March 31, 2009 were $111,609 compared to $51,643 for the three months ended March 31, 2008.  This increase was due to increased operating activity to launch our products commercially, including payroll, marketing and advertising expenses.

Comparison of Operations for Nine Months Ended March 31, 2009 and 2008

Revenue

There were no revenues for the nine months ended March 31, 2009 and 2008.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended March 31, 2009 were $73,449 compared to $62,743 for the nine months ended March 31, 2008.  Selling, general and administrative expenses for the 2009 period compared to 2008 were due primarily to increased marketing and advertising expenses.

Amortization and Depreciation

Amortization and depreciation expenses for the nine months ended March 31, 2009 and 2008 were the same at $36,308 for each nine month period.

Audit Fees

Audit fees for the nine months ended March 31, 2009 were $19,310 compared to $0 for the nine months ended March 31, 2008.  The increase in this expense is primarily due to incurring audit expenses as a separate entity since the spin-off from our parent company in April 2007.

Consulting Fees

Consulting fees for the nine months ended March 31, 2009 were $39,525 compared to $172,561 for the nine months ended March 31, 2008 which decrease was due to the Company terminating its consulting agreements with its two officers and reclassifying their monthly compensation.

Research and Development Expenses

Research and development expenses for the nine months ended March 31, 2009 were $172 compared to $10,879 for the nine months ended March 31, 2008.  Decreased research and development expenses were due primarily to our attention being addressed to commercializing our initial products already developed.

Salaries

Salaries for the nine months ended March 31, 2009 were $32,583 compared to $0 for the nine months ended March 31, 2008.  Increased salaries are due to the Company funding the payroll function as of January 1, 2008, rather than outsourcing through a third party.

Officers’ Salaries

Officer salaries for the nine months ended March 31, 2009 were $144,000 compared to $0 for the nine months ended March 31, 2008.  Increased officer salaries are due to the Company terminating its consulting agreements with its two officers and commencing monthly salaries to each of them as of April 1, 2008.

Net Losses

Net losses for the nine months ended March 31, 2009 of $344,461 increased $61,970 compared to losses of $282,491 for the comparable nine months ended March 31, 2008, which increase was due primarily to commencement of commercial operations to market out initial products.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2009, the Company had cash of $131,694 and working capital of $26,085. Officer’s accrued wages accounted for $80,424 and accounts payable accounted for $11,897.

We intend to raise the funds needed to implement our plan of operation through both private sales of debt and equity securities. There is no assurance, however, that we will be successful in raising the necessary capital to implement our business plan, either through debt or equity sources.

PuraMed’s current business strategy is to complete promotion of its initial non-prescription consumer healthcare products in order to commence their commercial retail introduction by 4th quarter of calendar year 2009.  PuraMed’s primary goal is to achieve continual material growth of LipiGesic™ product sales through mainstream food, drug, and mass merchandiser retail channels while at the same time promoting LipiGesic™ brand awareness to realize profitability as soon as possible. To implement this strategy, PuraMed intends to execute the following activities during the next twelve months:

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

Assuming the necessary funding is available to PuraMed, we anticipate spending approximately $2.5 million over the next twelve months regardless of any amounts of revenues it generates from product sales during this period:

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

The carrying value is reviewed periodically or when factors indicating impairment are present.  The impairment loss is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets.  The Company believes that no impairment exists at March 31, 2009.

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

Part II.  Other Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In March 2009, the Company, through a private transaction, offered and sold 3,000,000 shares of common stock to two individual investors for a total of $180,000 net of offering expenses.  Sale of these common shares was deemed exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.  No advertising or general solicitation was involved and these shares were offered only to the individual purchasers who are accredited investors.  Moreover, the stock certificate for these shares is legended to prevent further transfer, resale or other disposition unless registered under applicable securities laws or exempt from such registration.

Item 5.  Other Information

None

Item 6.  Exhibits

See Exhibit Index below

Exhibit Index
Quarterly report on Form 10-Q
For the quarter ended March 31, 2009

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

PURAMED BIOSCIENCE, INC.

Date: May 15, 2009                                                              By /s/       Russell W. Mitchell
Russell W. Mitchell, CEO

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:                                                                           Signature

May 15, 2009                                                                         By   /s/      Russell W. Mitchell
Russell W. Mitchell, Director
(principal executive officer)

May 15, 2009                                                                          By    /s/    James W. Higgins
James W. Higgins, Director
(principal financial officer)