Form 10-K
period 2009-06-30
Puramed Bioscience Inc.
filed 2009-09-25
CIK 1409565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2009

Commission File No.: 000-52771

———————

PURAMED BIOSCIENCE, INC.

(Exact name of registrant as specified in its charter)

———————

Minnesota	20-5510104
(State or other jurisdiction of Incorporation or organization)	(IRS Employer ID Number)

1326 Schofield Avenue, Schofield, WI   54476

(Address of principal executive offices)    (Zip Code)

(715) 359-6373

(Registrant’s telephone number)

Securities to be registered under Section 12(b) of the Act: None

Securities to be registered under Section 12(g) of the Act:

COMMON STOCK, $.001 PAR VALUE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐

Indicate by checkmark whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑  No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐  Accelerated filer  ☐  Non-accelerated filer  ☐  Smaller reporting company  ☑

Indicate by checkmark whether registrant is a shell company.   ☐

The aggregate market value of the Common Stock held by nonaffiliates of the Registrant as of August 3, 2009 was approximately $4,434,760 based upon the closing price of the Registrant’s Common Stock on such date.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS

DURING THE PRECEDING FIVE YEARS:

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.   YES  ☐  NO  ☐

APPLICABLE ONLY TO CORPORATE REGISTRANTS

There were 11,985,839 shares of Common Stock outstanding as of August 3, 2009.

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (check one).   YES  ☐  NO ☑

TABLE OF CONTENTS

PART I

Item 1.        Description of Business

1

Item 1A.     Risk Factors

4

Item 2.        Description of Property

7

Item 3.        Legal Proceedings

7

Item 4.        Submission Of Matters To A Vote Of Security Holders

7

PART II

Item 5.        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer
Purchases of Equity Securities.

8

Item 6.        Selected Financial Data

8

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

8

Item 8.        Financial Statements and Supplementary Data

12

Item 9.        Changes In and Disagreements With Accountants On Accounting And Financial Disclosure

12

Item 9A(T). Controls And Procedures

12

Item 9B.     Other Information

12

PART III

Item 10.      Directors and Executive Officers and Control Persons

13

Item 11.      Executive Compensation

14

Item 12.      Security Ownership of Certain Beneficial Owners and Management

14

Item 13.      Certain Relationships and Related Transactions

15

Item 14.      Principal Accountant Fees and Services

15

PART IV

Item 15.      Exhibits and Financial Statement Schedules

16

SIGNATURES

17

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

The actual distribution date for PuraMed stock from this spin-off could not occur until after the Form 10-SB Registration Statement of PuraMed became effective with the Securities and Exchange Commission (SEC). The Form 10-SB registration is now effective and on February 22, 2008, the company started the distribution process of common stock related to the spin-off.

Detailed information regarding this spin-off of PuraMed from Wind Energy America, Inc. (formerly Dotronix, Inc.) is contained in a Form 8-K and exhibit thereto which were filed with the SEC April 10, 2007, and can be readily accessed at the SEC website www.sec.gov.

Overview of Business

The Company is engaged in the business of developing and marketing a line of non-prescription medicinal or healthcare products to be marketed through various retail channels under the Lipigesic™ brand and trademark. In an effort to add continuity to all of the PuraMed Bioscience™ products the Company trademarked the brand name Lipigesic™. The Company has recently completed all product development and design packaging for its initial two products, LipiGesic™ M (Migraine) and LipiGesic™ PM (Insomnia), and expects to begin their commercial introduction to the marketplace by the fourth quarter of calendar 2009.

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

The Company also intends to continue to develop and grow its intellectual property portfolio which is expected to substantially enhance shareholder value. Our scientific team has gained significant and exciting evidence from its initial research and management, which we expect will assist us in the development of a new generation of botanically derived anti-inflammatory and pain management products with broad applications.

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

We believe that at least 36 million Americans suffer from chronic migraine headaches with over 20 million of them having “severe” migraine conditions. Thus migraine headaches constitute a severe and disabling condition for millions of people. We further believe that the economic burden alone to the U.S. economy is in excess of $20 billion annually.

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

PuraMed has secured reliable contract manufacturers to produce and package PuraMed medications in easy-to-use, sublingual dispensers. These selected contractors are experienced in the production and packaging of this type of dispenser. PuraMed believes that its benchmark use of sublingual dispensers will distinguish its products favorably in comparison to most competing OTC products now in the marketplace.

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

Sales and Marketing

PuraMed intends to launch its initial two products commercially through the following three-phase process:

Phase One Rollout: Direct Response. PuraMed will utilize a 60- and 120-second Direct Response Television commercial to introduce its migraine product marketed under our LipiGesic™ M brand name to the American consumer. PuraMed expects to start the testing phase of the commercial in October 2009. After refining the initial message we anticipate a nationwide roll-out of the commercial will follow. To that end PuraMed has engaged Cannella Response Television as our strategic advisor and media buyer along with Avalanche Creative Services to write and produce our Direct Response Television commercial. PuraMed will also employ website and toll-free telephone access in conjunction with its TV direct response campaigns. PuraMed anticipates beginning its Phase One Rollout during the fourth quarter of calendar 2009.

Phase Two Rollout: Retail Drugstores. PuraMed expects to develop substantial product sales and a defined customer base from its direct response marketing phase by the first quarter of 2010. It will then begin marketing through approximately 18,000 retail drugstores already targeted by PuraMed, including Walgreens, Rite Aid, CVS and others. Due to PuraMed’s management having extensive and good relationships with targeted retail outlets for PuraMed products, PuraMed believes it has the ability to place its products on the shelf in all its targeted retail outlets.

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

PuraMed operations are conducted from 1,800 square feet of office and development spaces in suburban Wausau, Wisconsin for which PuraMed pays monthly rental of $1,025.

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

From our inception in 2006 through June 30, 2009, we have experienced cumulative losses of $1,095,371, and we expect to continue to incur material losses until we produce and sell our healthcare products in sufficient volume to attain profitability, which there is no assurance will ever happen. Our operations are particularly subject to the many risks and uncertainties inherent in the start-up and early stages of a business enterprise without any commercial operating history. There can be no assurance that our business plan will prove successful.

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

Our ability to generate future revenues will depend upon a number of factors, some of which are beyond our control.

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

Our products must be developed and produced to meet high quality standards in a cost-effective manner. Because of our lack of experience in production operations, we may have difficulty in timely producing of our products through outsourced subcontractors and vendors. Any material production delays could frustrate our marketing network and their customers and cause a negative perception of our Company and products. If we are unable to manufacture our products effectively in terms of quality, timing and cost, our ability to generate revenues and profits will be impaired.

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

Introduction of new products by our competitors could reduce the demand for our products materially.

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

Even though a public trading market for our securities has been initiated, there are no assurances it will be active. Unless an active public trading market is developed for our common stock, it will be difficult for our shareholders to sell our common stock at a reasonable price when they wish to make such sales.

Our current management team owns 46% of our outstanding stock and thus most likely controls our company and they may make material decisions with which other shareholders disagree.

Our two executive officers, Messrs. Mitchell and Higgins, own 46% of our outstanding common stock, resulting in their most likely having the ability to control all transactions requiring shareholder approval, including the election and removal of directors, significant mergers or other business combinations, any significant acquisitions or dispositions of assets, and any changes in controls of our company.

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

Item 3.

Legal Proceedings

PuraMed Bioscience’s officers and directors are not aware of any threatened or pending litigation to which the Company is a party or which any of its property is the subject.

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

	Fiscal Year Ended June 30, 2009		Fiscal Year Ended June 30, 2008
	High	Low	High	Low
Quarter ended June 30th	$0.46	$0.08	$0.51	$0.20
Quarter ended March 31st	$0.25	$0.06	NA	NA
Quarter ended December 31st	$0.40	$0.15	NA	NA
Quarter ended September 30th	$0.54	$0.30	NA	NA

Shareholders

As of August 21, 2009, the Company had approximately 344 shareholders of record.

Dividends

The Company did not declare or pay any cash dividends on its common stock during the last two fiscal years ended June 30, 2009 and 2008, and does not expect to pay cash dividends for the foreseeable future.

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

There were no issuer repurchases by the Company during the fiscal year ended June 30, 2009.

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

Results of Operations for the Fiscal Years Ended June 30, 2009 and 2008

Revenues

There were no revenues for the fiscal year ended June 30, 2009 and 2008.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the fiscal year ended June 30, 2009 were $60,710 compared to $60,421 for the year ended June 30, 2008. Selling, general and administrative expenses for fiscal 2009 compared to fiscal 2008 were similar.

Amortization and Depreciation

Amortization and depreciation expenses for the fiscal year ended June 30, 2009 were $48,430 compared to $48,411 for the fiscal year ended June 30, 2008. Amortization and depreciation expenses for fiscal 2009 compared to fiscal 2008 were similar.

Audit Fees

Audit fees for the fiscal year ended June 30, 2009 were $19,310 compared to $6,000 for the fiscal year ended June 30, 2008. This was due to increased audit expenses to satisfy SEC filing standards for reporting companies.

Consulting Fees

Consulting fees for the fiscal year ended June 30, 2009 were $39,525 compared to $172,561 for the fiscal year ended June 30, 2008. For better classification, the company started using a directors’ fees account rather than consulting fees for certain expenses. The 2008 comparative financials have been reclassified to match the 2009 presentation. After this adjustment, both consulting fees and directors’ fees appear to be consistent between the years.

Marketing and Advertising Expense

Marketing and advertising expense for the fiscal year ended June 30, 2009 were $58,109 compared to $285 for the fiscal year ended June 30, 2008. Increased expenses for 2009 are due to payments for public relations, stock promotion and advertising consistent with the commercialization of products.

Research and Development Expenses

Research and development expenses for the fiscal year ended June 30, 2009 were $7,966 compared to $11,000 for the fiscal year ended June 30, 2008. Decreased research and development expenses were due to product completion.

Salaries

Salaries for the fiscal year ended June 30, 2009 were $39,837 compared to $48,090 for the fiscal year ended June 30, 2008, which are relatively consistent.

Officer Salaries

Officer salaries for the fiscal year ended June 30, 2009 were $192,000 compared to $48,000 for the fiscal year ended June 30, 2008. Increased officer salaries are due to the Company terminating its consulting agreements with its two officers and commencing monthly salaries to each of them as of April 1, 2008.

Net Losses

Net losses for the fiscal year ended June 30, 2009 were $525,001 compared to $395,789 for the fiscal year ended June 30, 2008. These increased losses were due primarily to commencement of commercial operations to market out initial products.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2009, the Company had cash of $38,670 and a working capital deficit of $84,260.

As in the past, we intend to raise the funds needed to implement our plan of operation through both private sales of debt and equity securities. There is no assurance, however, that we will be successful in raising the necessary capital to implement our business plan, either through debt or equity sources.

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

Commercialize PuraMed Products – PuraMed’s primary focus for the remainder of calendar year 2009 will be to complete, test and nationally roll-out our direct response commercial featuring our migraine product marketed under our LipiGesic™M brand name. In addition our website will be enhanced to include an eCommerce component for ordering our products on-line and an Investors tab which will detail investment information to shareholders. PuraMed has obtained all vendors, suppliers and subcontract third parties needed for its planned production, packaging and raw material, and will continue to identify and obtain alternate sources for PuraMed product inventories.

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

Assuming the company raises the capital, we anticipate spending approximately $2.5 million over the next twelve months regardless of any amounts of revenues it generates from product sales during this period:

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

Product Amortization:

PuraMed Bioscience™ products consist primarily of the cost of trade secrets, formulas, scientific and manufacturing know-how, trade names, marketing material and other intellectual property and are amortized on a straight-line basis over an estimated useful life of seven years.

Stock-Based Compensation – We intend to expense any stock-based compensation issued to our employees, contractors, consultants or others providing goods and services to us. The fair market value of any common stock issued for goods or services will be expensed over the period in which we receive them. Most likely any equity securities issued by us for goods and services will consist of common shares or common stock purchase warrants, which will be fully vested, non-forfeitable, and fully paid or exercisable at the date of grant. Regarding any future stock option or warrant grants, we intend to determine their fair value by using the Black-Scholes model of valuation.

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

The carrying value is reviewed periodically or when factors indicating impairment are present. The impairment loss is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets. The Company believes that no impairment exists at June 30, 2009.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Accounting Pronouncements

In June of 2009, the Financial Accounting Standards Board (FASB) issued Statement No. 168, The FASB Accounting Standards Codification™, and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. The Codification will become the source of authoritative U.S. generally accepted accounting principles (GAAP) to be applied to nongovernmental entities. The Codification will include only two levels of GAAP, authoritative and non-authoritative. Authoritative Statements will include FASB Standards and rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws applicable to SEC registrants. All other non-SEC and non-FASB accounting and reporting literature and standards will become non-authoritative as of the effective date of Statement No. 168. The Codification will hereafter only be modified by Accounting Standards Updates, which will replace Statements, FASB Staff Positions, and Emerging Issues Task Force Abstracts. Statement No. 168 is effective for interim and annual reporting periods ending after September 15, 2009. Adoption of this Statement will have no impact on the Company’s financial reporting.

In June of 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46 (R), Consolidation of Variable Interest Entities. Statement No. 167 expands the scope of Interpretation No. 46(R) to include entities which had been considered qualifying special purpose entities prior to elimination of the concept by Statement No. 166. Statement No. 167 requires entities to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. The enterprise is required to assess, on an ongoing basis, whether it is a primary beneficiary or has an implicit responsibility to ensure that a variable interest entity operates as designed. Statement No. 167 changes the previous quantitative approach for determining the primary beneficiary to a qualitative approach based on which entity (a) has the power to direct activities of a variable interest entity that most significantly impact economic performance and (b) has the obligation to absorb losses or receive benefits that could be significant to the variable purpose entity.

Statement No. 167 requires enhanced disclosures that will provide investors with more transparent information about an enterprise’s involvement with a variable interest entity. Statement No. 167 is effective for each entity’s first annual reporting period that begins after November 15, 2009, and for interim periods within that annual period. This statement will have no impact on the Company’s financial reporting under its current business plan.

In June of 2009, the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets, an amendment of Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Statement No. 166 removes the concept of a qualifying special-purpose entity. Therefore, all entities should be evaluated for consolidation in accordance with applicable consolidation guidance. Statement No. 166 requires identification of any involvements with transferred assets and prevents de-recognition until all requirements for sale accounting have been met. Enhanced disclosures are required to provide greater transparency about any transferor’s continuing involvement with transferred assets. Statement No. 166 is effective as of each reporting entity’s first annual reporting period which begins after November 15, 2009 and for all interim periods within that first annual period. The Company has no current involvement with transferred assets but will comply should the situation arise.

In May of 2009, the FASB issued Statement No. 165, Subsequent Events. This Statement sets forth the period following the balance sheet date during which management should evaluate subsequent events for disclosure, the circumstances under which events should be recognized for disclosure, and the disclosure which should be made. Statement No. 165 introduces the concept of a date following the balance sheet date when financial statements are available to be issued. Thus users of financial statements are put on notice of the date after which subsequent events are not reported. Statement No. 165 is effective with all interim or annual financial statements for periods ending after June 15, 2009. The Company will adopt the requirements of Statement No. 165 beginning with its June 30, 2009 interim financial statements.

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

Name	Age	Position
Russell Mitchell	48	Chairman, Chief Executive Officer and Director
James Higgins	49	Chief Financial Officer, Chief Operating Officer and Director

RUSSELL MITCHELL was CEO/CFO of Dotronix, Inc. from April 2006 until the spin-off of our company from Dotronix in April 2007. From September 2002 until April 2005, he was the President of GelStat Corporation, a public company which developed and marketed OTC non-prescription medications. Mr. Mitchell also is a principal owner and President of Mitchell Health Marketing Alliance, Inc. (“Mitchell Health”) which he founded in 1994. Mitchell Health specializes in the marketing, product launch, and retail distribution of OTC non-prescription drugs and nutritional supplements, and has serviced over 48,000 retail locations nationwide. While establishing this large national retail sales network for Mitchell Health over the years, Mr. Mitchell has personally negotiated on an ongoing basis with key buyers and officers of the top 100 retail chains and wholesalers in the U.S.

In particular, Mr. Mitchell has been a pioneer in establishing and promoting the significance and market value of “clinical trials” to demonstrate the effectiveness of OTC non-prescription medications, and in incorporating favorable clinical trial data as a key driver in OTC product marketing.

JAMES HIGGINS was the Chief Operating Officer of Dotronix, Inc. from April 2006 to April 2007. From September 2002 until April 2005 he was Executive Vice President of GelStat Corporation. Mr.Higgins also has been the Executive Vice President of Mitchell Health since 2000. Prior to that, for 15 years he was employed by AC Nielsen Co. where he was responsible for managing accounts for some of the largest national consumer product companies including Kraft Foods and Unilever. Mr. Higgins has over 20 years extensive experience in product development, manufacturing, retail distribution and logistics for many OTC healthcare and nutraceuticals products.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors, and persons who beneficially own more than 10% of the Company’s common stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Based solely on copies of Section 16(a) forms and representations from the Company’s executive officers, directors and ten-percent beneficial owners, the Company believes these persons have complied with all Section 16(a) filing requirements during the fiscal year ended June 30, 2009.

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

Item 11.

Executive Compensation

The following table sets forth the executive compensation of the executive officers of the Company for fiscal years 2009 and 2008.

Summary Compensation Table
Name and Position	Fiscal Year (*)	Salary ($)	Bonus ($)	Stock Awards ($)
Russell Mitchell, CEO	2009 2008	96,000 12,000	-0-	-0-
James Higgins, CFO and COO	2009 2008	96,000 8,000	-0-	-0-

———————

* The fiscal year of the Company ends on June 30.

Prior to January 1, 2008, Messrs. Mitchell and Higgins were each to receive compensation from the Company at a monthly rate of $8,000, through a consulting agreement contract. As of December 31, 2007 the agreements were terminated and on March 10, 2008, the officers agreed to forgive the amounts owed to them which totaled $92,000. This $92,000 in consulting services was treated as additional paid-in capital contributed by the officers. In addition, for the first quarter of 2008, the officers elected not to receive a salary. On November 24, 2008, the officers agreed to convert wages in the amount of $64,000 each to common stock based on $.15 per share.

Options/SAR Grants

The Company has not granted any stock options or SAR grants since its inception

Compensation of Directors

On November 15, 2007, the company issued 600,000 shares of PuraMed common stock based on $.05 per share to be divided equally among its board of directors in consideration for their serving on the Board of Directors.

On May 21, 2009, the company issued 600,000 shares of PuraMed common stock based on $.10 per share to be divided equally among its board of directors in consideration for their serving on the Board of Directors.

Employment Contracts and Change-in-Control Arrangements

Through a consulting agreement, Messrs. Mitchell and Higgins provide all executive officer and director functions for our Company, including their compensation and provision for development and marketing resources from their Wausau, Wisconsin location. We pay them each $8,000 monthly for their employment compensation. As of December 31, 2007 the agreements were terminated and on March 10, 2008, the officers agreed to forgive the amounts owed to them which totaled $92,000. The Company has no other written employment agreements with any other employees, and the Company also does not have any change-in-control arrangements with any person.

Item 12.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of June 30, 2009 certain information regarding beneficial ownership of the common stock of the Company by (a) each person or group known by the Company to be the beneficial owner of more than 5% of the outstanding common stock of the Company, (b) each director and executive officer of the Company, and (c) all directors and executive officers of the Company as a group. Each shareholder named in this table has sole voting and investment power with respect to shares of the common shown in table.

Title of Class – Common Stock

Shareholder	Shares Owned Beneficially	Percent of Class
Russell Mitchell 1326 Schofield Avenue Schofield, WI 54476	2,755,780	23.1%
James Higgins 1326 Schofield Avenue Schofield, WI 54476	2,781,879	23.3%
All directors and officers as a group (2 persons)	5,537,659	46.4%
Chuck Phillips 35 Swamp Creek Road Erwinna, PA 18920	2,000,000	16.8%
Doris Kelly 448 Cardinal Court North New Hope, PA 18938	1,160,000	9.7%

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

From November 2007 through June 2009, Russell Mitchell, a principal shareholder, loaned the Company a total of $69,685 for working capital purposes, for which he received a promissory note bearing an interest rate of 4% and is payable on demand.

From January 2008 through June 2009, James Higgins, a principal shareholder, loaned the Company a total of $92,000 for working capital purposes, for which he received a promissory note bearing an interest rate of 4% and is payable on demand.

On November 24, 2008, the board of directors authorized the conversion of accrued wages and notes payable in the aggregate amount of $270,585 to Messrs. Mitchell and Higgins into PuraMed common stock at a rate of $0.15 per share. Messrs. Mitchell and Higgins also elected to waive the four percent (4%) interest rate attached to the promissory notes.

ITEM 14.

Principal Accountant Fees and Services

Child, Van Wagoner & Bradshaw, PLLC has acted as the Company’s independent accounting firm for the fiscal years ended June 30, 2009 and 2008. The aggregate fees billed by them were $19,310 and $6,000, respectively. These fees are inclusive for professional services rendered for the audit of the Company's annual financial statements and review of our quarterly financial statements.

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

PART IV

ITEM 15.

Exhibits and Financial Statement Schedules

Exhibit Index

Annual report on Form 10-K

For year ended June 30, 2009

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

*

Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURAMED BIOSCIENCE, INC.

Date: September 25, 2009	By:	/s/ Russell W. Mitchell
Russell W. Mitchell CEO

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 25, 2009	By:	/s/ Russell W. Mitchell
Russell W. Mitchell, Director (principal executive officer)

Date: September 25, 2009	By:	/s/ James W. Higgins
James W. Higgins, Director(principal financial officer)

EXHIBIT LIST

3.1*	Articles of Incorporation as amended November 12, 2007.
3.2	Bylaws of the Company (incorporated by reference to the Company’s Annual Registration Report on Form 10-SB for the year ended June 30, 2007).
10.1	Distribution Agreement for Spin-Off (incorporated by reference to the Company’s Form 8-K filing of parent Dotronix Inc. on March 20, 2007).
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*

Filed herewith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors

PuraMed BioScience, Inc.

Schofield, WI

We have audited the accompanying balance sheets of PuraMed BioScience, Inc. (a development stage company) as of June 30, 2009 and 2008, and the related statements of operations, stockholders’ equity, and cash flows for the years ended June 30, 2009 and 2008, and for the period from May 6, 2006 (inception) to June 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PuraMed BioScience, Inc. (a development stage company) as of June 30, 2009 and 2008, and the related statements of operations, stockholders’ equity and cash flows for the years ended June 30, 2009 and 2008, and for the period from May 6, 2006 (inception) to June 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Child, Van Wagoner & Bradshaw, PLLC

Child, Van Wagoner & Bradshaw, PLLC

August 15, 2009

Salt Lake City, Utah

PURAMED BIOSCIENCE, INC.

(A Development Stage Company)

Balance Sheets

	June 30, 2009	June 30, 2009
ASSETS
Current Assets
Cash	$38,670	$1,278
Work In Progress	378	––
Prepaid Expenses	5,480	5,099
Total Current Assets	44,528	6,377

Property and Equipment
Computer Software	1,217	1,217
Computer Hardware	580	––
Accumulated Depreciation	(920)	(495)
Net Property and Equipment	877	722

Other Assets
PuraMed Bioscience Products, net of accumulated amortization of $106,399 and $58,395, respectively	229,632	277,637
Trademarks	7,910	5,401
Patent	17,048	3,374
Total Other Assets	254,590	286,412
Total Assets	$299,995	$293,511

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$8,754	$4,165
Accounts Payable - Related party	––	233
Accrued Wages - Officers'	109,698	52,540
Accrued Expenses	10,336	10,965
Notes Payable - Officers'	––	77,085
Total Current Liabilities	128,788	144,988
Total Liabilities	128,788	144,988

Stockholders' Equity
Undesignated shares, 5,000,000 shares authorized, none issued	––	––
Common Stock, $.001 par value, 45,000,000 shares authorized, 11,597,839 shares and 6,015,604 shares issued and outstanding, respectively	11,597	6,015
Additional paid in capital	1,254,981	712,878
Deficit accumulated during the development stage	(1,095,371)	(570,370)
Total Stockholders' Equity	171,207	148,523
Total Liabilities & Stockholders' Equity	$299,995	$293,511

See notes to financial statements.

PURAMED BIOSCIENCE, INC.

(A Development Stage Company)

Statements of Operations

	Year Ended June 30, 2009	Year Ended June 30, 2008	Period from May 6, 2006 (inception) to June 30, 2009
Revenues

Total Revenues	$––	$––	$––

Cost of Sales	––	––	––

Total Cost of Sales	––	––	––

Gross Profit	––	––	––

Operating Expenses
Selling, general and administrative expenses	60,710	60,421	151,169
Amortization and depreciation expense	48,430	48,411	107,320
Audit fees	19,310	6,000	25,310
Consulting fees	39,525	172,561	292,172
Marketing and advertising expense	58,109	285	58,394

Directors' fees	60,000	––	60,000
Research and development	7,966	11,000	72,944
Salaries	39,837	48,090	87,927
Officer's salaries	192,000	48,000	240,000

Total Operating Expenses	525,887	394,768	1,095,236

Loss from Operations	(525,887)	(394,768)	(1,095,236)

Other Expense
Interest income/(expense)	886	(1,021)	(135)

Total Other Expense	886	(1,021)	(135)

Net Loss	$(525,001)	$(395,789)	$(1,095,371)

Loss per Common Share - Basic
and Diluted	$(0.06)	$(0.07)

Average number of common shares
outstanding basic and diluted	8,190,952	5,430,905

See notes to financial statements.

PURAMED BIOSCIENCE, INC.

(A Development Stage Company)

Statements of Stockholders’ Equity

				Deficit
				Accumulated
	Common Stock		Additional	During the
	Shares	Amount	Paid In Capital	Development Stage	Total
Balances at May 9, 2006 (inception)	––	$––	$––	$––	$––

Accumulated expenses generated since inception to spin off paid for by investee	––	3,855	––	––	3,855

Net loss	––	––	––	(3,855)	(3,855)

Balances at June 30, 2006	––	3,855	––	(3,855)	(0)

Common stock issued with spin off	2,573,604	392,080	––	––	392,080

Common stock issued after spin off
for PuraMed products	2,442,000	122,100	––	––	122,100

Accumulated expenses generated prior to spin off paid by investee	––	66,858	––	––	66,858

Net loss	––	––	––	(170,726)	(170,726)

Balances at June 30, 2007	5,015,604	584,893	––	(174,581)	410,312

Stock issued for services @ .05 per share	600,000	600	29,400	––	30,000

Change of par value to $.001	––	(579,878)	579,878	––	0

Accrued consulting fees forgiven	––	––	92,000	––	92,000

Stock issued for services @ .03 per share	400,000	400	11,600	––	12,000

Net loss	––	––	––	(395,789)	(395,789)

Balances at June 30, 2008	6,015,604	6,015	712,878	(570,370)	148,523

Stock issued for services @ .30 per share	110,000	110	32,890	––	33,000

Stock issued for note conversion @ .15 per share	1,803,901	1,804	268,781	––	270,585

Stock issued for note conversion @ .06 per share	68,334	68	4,032	––	4,100

Stock issued @ .06	3,000,000	3,000	177,000	––	180,000

Stock issued for directors' fees @ .10 per share	600,000	600	59,400

Net loss				(525,001)	(525,001)

Balances at June 30, 2009	11,597,839	$11,597	$1,254,981	$(1,095,371)	$171,207

See notes to financial statements.

PURAMED BIOSCIENCE, INC.

(A Development Stage Company)

Statements of Cash Flows

	Year Ended June 30, 2009	Year Ended June 30, 2008	Period from May 6, 2006 (inception) to June 30, 2009
Cash Flows from operating activities
Net Loss	$(525,001)	$(395,789)	$(1,095,371)
Changes in non cash working capital items:
Stock issued for services	33,000	42,000	75,000
Non cash consulting expense (see Note D)	––	92,000	92,000
Stock issued for director fees	60,000	––	60,000
Depreciation	425	406	920
Amortization	48,005	48,005	106,399
Changes in Operating assets and liabilities:
Work in Progress	(378)	––	(378)
Prepaid Expenses	(381)	(3,099)	(5,480)
Accounts Payable - Related party	––	(17,938)	––
Accounts Payable	4,356	3,476	8,754
Accrued wages - Officers	185,158	52,540	237,699
Accrued Expenses	(629)	10,965	10,336
Cash used for operating activities	(195,445)	(167,434)	(510,121)

Cash Flows from investing activities
Patent acquisition costs	(13,674)	(3,374)	(17,048)
Purchase of property and equipment	(580)	––	(1,798)
Trademark acquisition costs	(2,509)	(2,172)	(7,910)
Net cash used for investing activities	(16,763)	(5,546)	(26,756)

Cash Flows from financing activities
Loans from officers	84,600	77,085	161,685
Repayments to Officers for RP loans	(15,000)	––	(15,000)
Proceeds from sale of stock	180,000	––	180,000
Proceeds from spin off	––	––	174,393
Proceeds from equity investee	––	––	74,469
Net cash provided by financing activities	249,600	77,085	575,547

Net increase (decrease) in cash	37,392	(95,895)	38,670

Cash at Beginning of Period	1,278	97,173	––

Cash at End of Period	$38,670	$1,278	$38,670

Supplemental disclosures of noncash investing and financing activities and other cash flow information:
Assets acquired in connection with spin off	$––	$––	$217,687
Stock issued for acquisition of assets	$––	$––	$174,393
Stock issued for debt and accrued wages	$274,685	$––	$274,685
Interest paid	$––	$––	$135

See notes to financial statements.

PURAMED BIOSCIENCE, INC.

(A Development Stage Company)

Notes to Financial Statements

A.

NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PuraMed Bioscience, Inc was incorporated as a Minnesota corporation during May 2006 as a subsidiary of Wind Energy America, Inc. (formerly Dotronix, Inc.) As of April 12, 2007 the Company was spun-off from its parent company. PuraMed Bioscience, Inc. operates from one location in central Wisconsin. The Company is in the business of developing proprietary non-prescription drugs with unique delivery systems.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets. Estimated lives are three years for computer software and five years for computer hardware.

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

Reclassifications

During the year ended June 30, 2008, the Company’s common stock was assigned a par value of $.001. All of the common stock presentations have been reclassified to represent the correct par value presentation.

Recent Accounting Pronouncements

In June of 2009, the Financial Accounting Standards Board (FASB) issued Statement No. 168, The FASB Accounting Standards Codification™, and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. The Codification will become the source of authoritative U.S. generally accepted accounting principles (GAAP) to be applied to nongovernmental entities. The Codification will include only two levels of GAAP, authoritative and non-authoritative. Authoritative Statements will include FASB Standards and rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws applicable to SEC registrants. All other non-SEC and non-FASB accounting and reporting literature and standards will become non-authoritative as of the effective date of Statement No. 168. The Codification will hereafter only be modified by Accounting Standards Updates, which will replace Statements, FASB Staff Positions, and Emerging Issues Task Force Abstracts. Statement No. 168 is effective for interim and annual reporting periods ending after September 15, 2009. Adoption of this Statement will have no impact on the Company’s financial reporting.

PURAMED BIOSCIENCE, INC.

(A Development Stage Company)

Notes to Financial Statements

A.

NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In June of 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46 (R), Consolidation of Variable Interest Entities. Statement No. 167 expands the scope of Interpretation No. 46(R) to include entities which had been considered qualifying special purpose entities prior to elimination of the concept by Statement No. 166. Statement No. 167 requires entities to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. The enterprise is required to assess, on an ongoing basis, whether it is a primary beneficiary or has an implicit responsibility to ensure that a variable interest entity operates as designed. Statement No. 167 changes the previous quantitative approach for determining the primary beneficiary to a qualitative approach based on which entity (a) has the power to direct activities of a variable interest entity that most significantly impact economic performance and (b) has the obligation to absorb losses or receive benefits that could be significant to the variable purpose entity.

Statement No. 167 requires enhanced disclosures that will provide investors with more transparent information about an enterprise’s involvement with a variable interest entity. Statement No. 167 is effective for each entity’s first annual reporting period that begins after November 15, 2009, and for interim periods within that annual period. This statement will have no impact on the Company’s financial reporting under its current business plan.

In June of 2009, the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets, an amendment of Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Statement No. 166 removes the concept of a qualifying special-purpose entity. Therefore, all entities should be evaluated for consolidation in accordance with applicable consolidation guidance. Statement No. 166 requires identification of any involvements with transferred assets and prevents de-recognition until all requirements for sale accounting have been met. Enhanced disclosures are required to provide greater transparency about any transferor’s continuing involvement with transferred assets. Statement No. 166 is effective as of each reporting entity’s first annual reporting period which begins after November 15, 2009 and for all interim periods within that first annual period. The Company has no current involvement with transferred assets but will comply should the situation arise.

In May of 2009, the FASB issued Statement No. 165, Subsequent Events. This Statement sets forth the period following the balance sheet date during which management should evaluate subsequent events for disclosure, the circumstances under which events should be recognized for disclosure, and the disclosure which should be made. Statement No. 165 introduces the concept of a date following the balance sheet date when financial statements are available to be issued. Thus users of financial statements are put on notice of the date after which subsequent events are not reported. Statement No. 165 is effective with all interim or annual financial statements for periods ending after June 15, 2009. The Company will adopt the requirements of Statement No. 165 beginning with its June 30, 2009 interim financial statements.

B.

FINANCING ARRANGEMENTS, MANAGEMENT PLANS, AND GOING CONCERN CONSIDERATIONS

Financing Arrangements

As of June 30, 2009, the Company had cash of $38,670 and a working capital deficit of $84,260. Unpaid officers’ salaries accounted for $109,698 and accrued expenses accounted for $10,336.

We intend to raise the funds needed to implement our plan of operation through both private sales of debt and equity securities. There is no assurance, however, that we will be successful in raising the necessary capital to implement our business plan, either through debt or equity sources.

The Company incurred net losses of $525,001 and $395,789 and $1,095,371, for the years ending June 30, 2009 and 2008 and the period from inception (May 9, 2006) through June 30, 2009, respectively.

PURAMED BIOSCIENCE, INC.

(A Development Stage Company)

Notes to Financial Statements

B.

FINANCING ARRANGEMENTS, MANAGEMENT PLANS, AND GOING CONCERN CONSIDERATIONS  (Continued)

Going Concern

At June 30, 2009, the Company had negative working capital of $84,260 and minimal funds needed to accomplish its planned business strategy or support its projected expenses. The Company plans to obtain the needed working capital primarily through sales of its common stock, which there is no assurance it will be able to accomplish. If the Company cannot obtain substantial working capital through common stock sales or other sources (if any), it will be forced to curtail its planned business operations. If the Company is unable to obtain additional financing, its ability to continue as a going concern is doubtful.

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

From November 2007 through June 2009, Russell Mitchell, a principal shareholder, loaned the Company of total of $69,685 for working capital purposes, for which he received a promissory note bearing an interest rate of 4% and is payable on demand. As of June 30, 2009, $62,685 was converted to common stock and $7,000 was repaid. Mr. Mitchell elected to waive the 4% interest.

From January 2008 through June 2009, James Higgins, a principal shareholder, loaned the Company of total of $92,000 for working capital purposes, for which he received a promissory note bearing an interest rate of 4% and is payable on demand. As of June 30, 2009, $84,000 was converted to common stock and $8,000 was repaid. Mr. Higgins elected to waive the 4% interest.

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

The result of the conversion of accrued wages and promissory notes by Messrs. Mitchell and Higgins into the Company’s common stock @ $0.15 per share was the following shares issued:

Russell Mitchell (CEO):	817,235 shares
James Higgins (CFO; COO):	986,667 shares

In September 2008, the Company issued 110,000 shares of common stock for services related to establishing a trading market for our common stock.

On November 24, 2008, the board of directors authorized the conversion of notes payable in the amount of $58,585 to Mr. Mitchell and $84,000 to Mr. Higgins into PuraMed common stock at a rate of $0.15 per share. This results in an issuance of 390,567 and 560,000 common stock shares, respectively.

PURAMED BIOSCIENCE, INC.

(A Development Stage Company)

Notes to Financial Statements

D.

STOCKHOLDER'S EQUITY (Continued)

On the same day, the board of directors authorized the conversion of accrued wages in the amount of $64,000 each to Messrs. Mitchell and Higgins at a rate of $0.15 per share. This resulted in an issuance of 426,667 shares (each) of common stock.

On February 25, 2009, the board of directors authorized the sale of 2,000,000 shares of restricted common stock to a private individual at a price of $0.06 per share.

On March 9, 2009, the board of directors authorized the conversion of notes payable in the amount of $4,100 to Mr. Mitchell into PuraMed common stock at a rate of $0.06 per share. This results in an issuance of 68,334 shares of common stock.

On March 20, 2009, the board of directors authorized the sale of 1,000,000 shares of restricted common stock to a private individual at a price of $0.06 per share.

On May 21, 2009, the company issued 600,000 shares of PuraMed common stock based on $.10 per share to be divided equally among its board of directors in consideration for their serving on the Board of Directors.

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

A reconciliation of estimated income tax expense (benefit) to the amount of computed using statutory federal rates is as follows:

	Year Ended June 30,
	2009	2008
Tax at federal statutory rate of 30%	$(137,000)	$(91,000)
State tax rate net of federal benefit	(23,000)	(15,000)
Unused net operating loss	184,000	73,500
Permanent and other differences	(24,000)	32,500
Provision	$0	$0

No deferred income taxes have been provided for the temporary differences between the financial reporting and income tax basis of the Company due to the valuation allowances outlined below:

	Year Ended June 30,
	2008	2008
	Asset (Liability)	Asset (Liability)
Deferred tax asset - Net operating loss carry forward	$329,000	$164,000
Deferred tax asset - Depreciation	11,000	11,000
Valuation allowance	(340,000)	(175,000)
Net deferred tax asset	$0	$0

The Company has estimated federal and state net operating loss carryforwards of approximately $1,095,675 expiring in the years 2025 through 2027. The estimated tax benefit of these net operating loss carryforwards, based on an effective tax rate of 35% is approximately $183,857 and $138,526 for the years ending June 30, 2009 and 2008 respectively. The Company has established a valuation allowance equal to the amount of cumulative tax assets. Accordingly, no net deferred tax assets, nor any current or deferred tax benefits, have been recognized at June 30, 2009.

PURAMED BIOSCIENCE, INC.

(A Development Stage Company)

Notes to Financial Statements

F.

SUBSEQUENT EVENTS

During July 2009, additional stock sales of $84,500 were recorded.

On July 10, 2009, the board of directors authorized the sale of a total of 288,000 shares of PuraMed common stock to three separate, private individuals at a price of $0.25 per share.

On July 23, 2009, the board of directors authorized 50,000 shares of PuraMed’s common stock at a price of $0.25 per share bearing a restrictive legend to the Stock Investor Relations firm Investor Awareness Inc. for investor relations and media relations services for PuraMed BioScience Inc. The term of the agreement runs for 90 days.