Form 10-Q
period 2009-09-30
Puramed Bioscience Inc.
filed 2009-11-12
CIK 1409565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2009

Commission File No. 000-52771

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

There were 12,621,839 shares of Common Stock outstanding as of November 1, 2009.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.      Condensed Financial Statements

1

Condensed Balance Sheets

1

Unaudited Condensed Statements Of Operations

2

Unaudited Condensed Statements Of Cash Flows

3

Notes To Condensed Unaudited Financial Statements

4

Item 2.      Managements Discussion and Analysis of Financial Condition and Results of Operations

7

Item 3.      Quantitative and Qualitative Disclosures about Market Risk

12

Item 4.      Controls and Procedures

13

Part II. Other Information

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

14

Item 5.      Other Information

14

Item 6.      Exhibits

14

i

PART I – FINANCIAL INFORMATION

Item 1.

Condensed Financial Statements

PURAMED BIOSCIENCE, INC.

(A Development Stage Company)

Condensed Balance Sheets

	September 30,	June 30,
	2009	2009
	(Unaudited)
ASSETS
Current assets
Cash	$28,190	$38,670
Inventory	896	378
Prepaid expenses	6,062	5,480

Total current assets	35,148	44,528

Property and equipment
Computer software	1,218	1,217
Computer hardware	1,102	580
Equipment	665	––
Accumulated depreciation	(1,067)	(920)

Net property and equipment	1,918	877

Other assets
PuraMed Bioscience products, net of accumulated amortization of $118,399 and $106,399, respectively	217,632	229,632
Trademarks	8,615	7,910
Patent	17,192	17,048

Total other assets	243,439	254,590

Total assets	$280,505	$299,995

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$34,180	$8,754
Accrued wages - officers'	118,008	109,698
Accrued expenses	17,361	10,336

Total current liabilities	169,549	128,788

Total liabilities	169,549	128,788

Stockholders' Equity
Undesignated shares, 5,000,000 shares authorized, none issued	––	––
Common stock, $.001 par value, 45,000,000 shares authorized, 12,195,839 shares and 11,597,839 shares issued and outstanding, respectively	12,195	11,597
Additional paid in capital	1,403,883	1,254,981
Deficit accumulated during the development stage	(1,305,122)	(1,095,371)

Total stockholders' equity	110,956	171,207
Total liabilities & stockholders' equity	$280,505	$299,995

See notes to unaudited condensed financial statements.

PURAMED BIOSCIENCE, INC.

(A Development Stage Company)

Unaudited Condensed Statements of Operations

			Period from
	Three months ended		May 9, 2006 (inception) to
	September 30, 2009	September 30, 2008	September 30, 2009
Revenues
Total revenues	$––	$––	$––

Cost of sales

Total cost of sales	––	––	––

Gross profit	––	––	––

Operating expenses
Selling, general and administrative expenses	23,292	15,117	174,462
Amortization and depreciation expense	12,147	12,103	119,466
Audit fees	17,718	13,636	43,028
Consulting fees	––	39,525	292,172
Marketing and advertising expense	91,250	––	149,644
Directors' fees	––	––	60,000
Research and development	9,846	172	82,790
Salaries	7,498	17,739	95,425
Officers' salaries	48,000	48,000	288,000

Total operating expenses	209,751	146,292	1,304,987

Loss from operations	(209,751)	(146,292)	(1,304,987)

Other expense
Interest expense	––	(1,039)	(135)

Total other expense	––	(1,039)	(135)

Net loss	$(209,751)	$(147,331)	$(1,305,122)

Loss per common share - basic and diluted	$(0.02)	$(0.02)

Average number of common shares outstanding basic and diluted	11,950,665	6,033,539

See notes to unaudited condensed financial statements.

PURAMED BIOSCIENCE, INC.

(A Development Stage Company)

Unaudited Condensed Statements of Cash Flows

			Period from
	Three months ended		May 9, 2006 (inception) to
	September 30, 2009	September 30, 2008	September 30, 2009
Cash flows from operating activities
Net loss	$(209,751)	$(147,331)	$(1,305,122)

Changes on non cash working capital items:
Stock issued for services	20,000	33,000	95,000
Non cash consulting expense	––	––	92,000
Stock issued for directors' fees	––	––	60,000
Depreciation	147	102	1,067
Amortization	12,000	12,001	118,399
Changes in operating assets and liabilities:
Work in progress	(518)	0	(896)
Prepaid expenses	(582)	100	(6,062)
Accounts payable	25,426	20,500	34,180
Accrued wages - officers	8,310	51,672	259,009
Accrued expenses	7,025	(243)	17,361

Net cash used for operating activities	(137,943)	(30,199)	(635,064)

Cash flows from investing activities
Patent acquisition costs	(144)	(10,234)	(17,192)
Purchase of property and equipment	(1,188)	––	(2,986)
Trademark acquisition costs	(705)	(1,282)	(8,615)

Net cash used for investing activities	(2,037)	(11,516)	(28,793)

Cash Flows from financing activities
Loans from officers	––	44,000	148,685
Repayments to officers for related party loans	––	––	(15,000)
Proceeds from sale of stock	129,500	––	309,500
Proceeds from spin off	––	––	174,393
Proceeds from equity investee	––	––	74,469

Net cash provided by financing activities	129,500	44,000	692,047

Net (decrease) increase in cash	(10,480)	2,285	28,190

Cash at beginning of period	38,670	1,278	––

Cash at end of period	$28,190	$3,563	$28,190

Supplemental disclosures of noncash investing and financing activities and other cash flow information:
Assets acquired in connection with spin off	$––	$––	$217,687
Stock issued for acquisition of assets	$––	$––	$174,393
Interest paid	$––	$––	$135

See notes to unaudited condensed financial statements.

PURAMED BIOSCIENCE, INC.

(A Development Stage Company)

Notes to Condensed Unaudited Financial Statements

A. Basis of Presentation

The condensed balance sheet as of September 30, 2009, the condensed statements of operations for the three month periods ended September 30, 2009 and 2008 and the condensed statements of cash flows for the three month periods ended September 30, 2009 and 2008 have been prepared by PuraMed Bioscience, Inc. (the "Company") without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2009 and the results of operations and cash flows for the three month period ended September 30, 2009 and 2008 presented herein have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the Company's financial statements and notes thereto for the fiscal year ended June 30, 2009 included in the Annual Report on Form 10-K of the Company filed with the SEC on September 5, 2009.

B. Going Concern

At September 30, 2009, the Company had negative working capital of $134,401, and minimal funds needed to accomplish its planned business strategy or support its projected expenses. The Company plans to obtain the needed working capital primarily through sales of both equity and debt securities, which there is no assurance it will be able to accomplish. If the Company cannot obtain substantial working capital through common stock sales or other sources (if any), it will be forced to curtail its planned business operations. If the Company is unable to obtain additional financing, its ability to continue as a going concern is doubtful.

C. Accounting Policies

Loss per common share - Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted loss per common share assumes the exercise of stock options and warrants using the treasury stock method, if dilutive.

Recently Enacted Accounting Standards

In June 2009 the FASB established the Accounting Standards Codification ("Codification" or "ASC") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"). Rules and interpretive releases of the Securities and Exchange Commission ("SEC") issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

Statement of Financial Accounting Standards ("SFAS") SFAS No. 165 (ASC Topic 855), "Subsequent Events", SFAS No. 166 (ASC Topic 810), "Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140", SFAS No. 167 (ASC Topic 810), "Amendments to FASB Interpretation No. 46(R)", and SFAS No. 168 (ASC Topic 105), "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162" were recently issued. SFAS No. 165, 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-13 (ASC Topic 605), Multiple Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2009-15 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

E. Stockholder’s Equity

Effective November 15, 2007, the Company issued 600,000 shares to Messrs. Mitchell and Higgins (300,000 each) in consideration for their past services.

On November 19, 2007 the Articles of Incorporation were amended to change the amount of authorized common shares to 45,000,000 as well as authorizing 5,000,000 shares as undesignated. In addition, the par value of common stock was changed from no par value per share to $0.001 par value per share, which was retroactively accounted for since inception.

In May 2008, the Company issued common stock for services to its employees and certain contractors. There were a total of 400,000 common shares issued valued at $12,000.

The result of the conversion of accrued wages and promissory notes by Messrs. Mitchell and Higgins into the Company’s common stock at $0.15 per share was the following shares issued:

Russell Mitchell (CEO):	817,235 shares
James Higgins (CFO; COO):	986,667 shares

In September 2008, the Company issued 110,000 shares of common stock at a rate of $0.30 per share for services related to establishing a trading market for our common stock.

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

On May 21, 2009, the Company issued 600,000 shares of PuraMed common stock based on $0.10 per share to be divided equally among its board of directors in consideration for their serving on the Board of Directors.

PURAMED BIOSCIENCE, INC.

(A Development Stage Company)

Notes to Condensed Unaudited Financial Statements

E. Stockholder’s Equity (Continued)

On July 27, 2009 the Company issued 50,000 shares of restricted common stock at a rate of $0.25 per share to Investor Awareness for the promotion of the Company to independent investors.

On September 11, 2009, the company issued 30,000 shares of restricted common stock to Avalanche Creative Services and Neil Brownlee for partial payment of services related to the creation of the Company’s direct response television commercial at a rate of $0.25 per share.

During the three months from July 2009 through September 2009, PuraMed BioScience sold 518,000 shares of restricted common stock to seven private individual investors at a rate of $0.25 per share.

F. Subsequent Events

As of October 27, 2009, the Company issued 426,000 shares of restricted common stock at a rate of $0.25 per share to twelve private individual investors since September 30, 2009.

Item 2.

Managements Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read and considered along with our condensed financial statements and related notes included in this 10-Q. These financial statements were prepared in accordance with United States Generally Accepted Accounting Principles (U.S. GAAP). This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ substantially from those anticipated in these forward-looking statements as a result of various factors including those set forth in the “Risk Factors” section of our Form 10-K filing for fiscal year ending June 30, 2009 filed with the SEC on September 25, 2009.

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

Sales and Marketing

PuraMed intends to launch its initial two products commercially through the following three-phase process:

Phase One Rollout: Direct Response. A series of print advertisements will be published nationally in secondary market newspapers, which initial ads will allow PuraMed to test and refine our advertising message. After refining this initial advertising and identifying primary customer bases, PuraMed will create and have broadcasted television infomercials as well as standard TV commercials. PuraMed will also employ website and toll-free telephone access in conjunction with its print and TV direct response campaigns. PuraMed anticipates beginning its Phase One Rollout during the fourth quarter of calendar year 2009.

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

Operating Expenses

From our inception in May 2006, through September 30, 2009, we have incurred total operating expenses of $1,304,987 including $174,460 of selling, general and administrative expenses, $119,468 of amortization and depreciation expenses, $43,028 of audit fees, $292,172 of consulting expenses, $149,644 of marketing and advertising expenses, $60,000 in directors’ fees, $82,790 of research and development expenses, $95,425 of salaries and $288,000 of officers’ salaries.

Selling, general and administrative expenses consist primarily of payroll taxes, health insurance, facility rent and administrative overhead costs.

Amortization and depreciation expenses consist primarily of depreciation of fixed assets and amortization of our intellectual property received during our spin-off from our parent company in April 2007.

Audit fees consist of three quarterly reviews and our annual audit required for our SEC filings.

Consulting fees include fees paid to consultants and brokers for services related to being a public company.

Marketing and advertising expense include payments for public relations, stock promotion and advertising consistent with the commercialization of products.

Research and development expenses consist primarily of product and packaging development and marketing strategy costs.

Salaries include payments to our office manager and corporate controller as of January 1, 2008.

Officers’ salaries include payroll to our Chief Executive Officer and our Chief Financial Officer as of January 1, 2008.

Comparison of Operations for Three Months Ended September 30, 2009 and 2008

Revenue

There were no revenues for the three months ended September 30, 2009 and 2008.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2009 were $23,291 compared to $15,117 for the three months ended September 30, 2008. Increased selling, general and administrative expenses for the 2009 period compared to 2008 were due primarily to postage, convention and supplies paid for the preparation for the rollout of our LipiGesic M migraine product into the United States market.

Amortization and Depreciation

Amortization and depreciation expenses for the three months ended September 30, 2009 and 2008 were $12,148 compared to $12,103.

Audit Fees

Audit fees for the three months ended September 30, 2009 were $17,718 compared to $13,636 for the three months ended September 30, 2008.

Consulting Fees

Consulting fees for the three months ended September 30, 2009 were $0 compared to $39,525 for the three months ended September 30, 2008 which decrease was due to the Company terminating its consulting agreements with its two officers and reclassifying their monthly salaries.

Marketing and Advertising Expense

Marketing and advertising expense for the three months ended September 30, 2009 were $91,250 compared to $0 for the three months ended September 30, 2008. The expense includes payments for public relations, stock promotion and advertising consistent with the commercialization of products.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2009 were $9,846 compared to $172 for the three months ended September 30, 2008. Increased research and development expenses were due to the preparation for the rollout of our LipiGesic M migraine product into the United States market.

Salaries

Salaries for the three months ended September 30, 2009 were $7,498 compared to $17,739 for the three months ended September 30, 2008. Decreased salaries are due to the limited funds of the Company.

Officers’ Salaries

Officer salaries for the three months ended September 30, 2009 and 2008 were $48,000. Officers are paid $8,000 monthly.

Net Losses

Net losses for the three months ended September 30, 2009 were $197,251 compared to $147,331 for the three months ended September 30, 2008. These increased losses were due to the preparation for the rollout of our LipiGesic M migraine product into the United States market.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2009, the Company had limited cash of $28,190 and a working capital deficit of $134,401 of which $118,008 is attributed to accrued executive salaries.

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

The carrying value is reviewed periodically or when factors indicating impairment are present. The impairment loss is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets. The Company believes that no impairment exists at September 30, 2009.

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

Part II. Other Information

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

During July through September 30, 2009, the Company, through private transactions, offered and sold 518,000 shares of common stock to seven individual investors for a total of $129,500 net of offering expenses. Sale of these common shares was deemed exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was involved and these shares were offered only to the individual purchasers who are accredited investors. Moreover, the stock certificates for these shares are legended to prevent further transfer, resale or other disposition unless registered under applicable securities laws or exempt from such registration.

Item 5.

Other Information

None

Item 6.

Exhibits

See Exhibit Index below

Exhibit Index

Quarterly report on Form 10-Q

For the quarter ended September 30, 2009

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

PURAMED BIOSCIENCE, INC.

Date: November 13, 2009	By	/s/ RUSSELL W. MITCHELL
Russell W. Mitchell, CEO

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:		Signature

November 13, 2009	By	/s/ RUSSELL W. MITCHELL
Russell W. Mitchell, Director
(principal executive officer)

November 13, 2009	By	/s/ JAMES W. HIGGINS
James W. Higgins, Director
(principal financial officer)

16