Form 10-Q
period 2009-12-31
Puramed Bioscience Inc.
filed 2010-02-16
CIK 1409565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED DECEMBER 31, 2009

Commission File No. 000-52771

PURAMED BIOSCIENCE, INC.
(Exact name of registrant as specified in its charter)

Minnesota	20-5510104
(State or other jurisdiction of Incorporation or organization)	(IRS Employer ID Number)

1326 Schofield Avenue Schofield, WI	54476
(Address of principal executive offices)	(Zip Code)

(715) 359-6373
(Registrant’s telephone number)

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☑ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                                          Accelerated filer ☐                                Non-accelerated filer ☐                                      Smaller reporting company ☑

Indicate by checkmark whether registrant is a shell company. ☐

There were 13,281,839 shares of Common Stock outstanding as of February 9, 2010.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

I tem 1.	CONDENSED FINANCIAL STATEMENTS	1

	Condensed Balance Sheets	1

	Unaudited Condensed Statements of Operations	2

	Unaudited Condensed Statements of Cash Flows	3

	Notes to Condensed Unaudited Financial Statements	4

Item 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	8

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16

Item 4.	Controls and Procedures	16

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

PART I – FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

PURAMED BIOSCIENCE, INC.
(A Development Stage Company)
Condensed Balance Sheets
	December 31,	June 30,
	2009	2009
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$387,026	$38,670
Accounts receivable	130	-
Payroll tax receivable	145	-
Inventory	29,976	378
Prepaid expenses	6,136	5,480
Total current assets	423,413	44,528

Property and equipment
Computer software	2,125	1,217
Computer hardware	1,102	580
Equipment	665	-
Accumulated depreciation	(1,273)	(920)
Net property and equipment	2,619	877

Other assets
PuraMed Bioscience products, net of accumulated
amortization of $130,401 and $106,399, respectively	205,630	229,632
Trademarks	9,387	7,910
Patent	17,759	17,048
Total other assets	232,776	254,590

Total assets	$658,808	$299,995

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$9,555	$8,754
Accrued wages - officers'	15,779	109,698
Accrued expenses	7,780	10,336
Total current liabilities	33,114	128,788

Long-term liabilities
Convertible bond payable	500,000	-
Discount on convertible bond	(392,156)	-
Total long-term liabilities	107,844	-

Total liabilities	140,958	128,788

Stockholders' equity
Undesignated shares, 5,000,000 shares authorized, none issued	-	-
Common stock, $.001 par value, 45,000,000 shares
authorized, 13,281,839 shares and 11,597,839 shares issued
and outstanding, respectively	13,282	11,597
Additional paid in capital	2,084,295	1,254,981
Deficit accumulated during the development stage	(1,579,727)	(1,095,371)

Total stockholders' equity	517,850	171,207

Total liabilities & stockholders' equity	$658,808	$299,995

See notes to unaudited condensed financial statements.

PURAMED BIOSCIENCE, INC.
(A Development Stage Company)
Unaudited Condensed Statements of Operations

		Three months ended		Six months ended	Period from May 9, 2006 (inception) to
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008	December 31, 2009
Revenues	$2,567	$-	$2,567	$-	$2,567

Total revenues	2,567	-	2,567	-	2,567

Cost of sales	289	-	289	-	289

Total cost of sales	289	-	289	-	289

Gross profit	2,278	-	2,278	-	2,278

Operating expenses
Selling, general and administrative expenses	53,647	14,146	76,938	29,505	228,107
Amortization and depreciation expense	12,207	12,103	24,355	24,206	131,675
Audit fees	2,500	862	20,218	16,498	45,528
Consulting fees	20,500	242	20,500	39,525	312,672
Marketing and advertising expense	78,289	-	169,539	-	227,933
Directors' fees	-	-	-	-	60,000
Research and development	28,157	-	38,003	172	110,947
Salaries	12,505	10,092	20,003	27,831	107,930
Officers' salaries	48,000	48,000	96,000	96,000	336,000
Total operating expenses	255,805	85,445	465,556	233,737	1,560,792

Loss from operations	(253,527)	(85,445)	(463,278)	(233,737)	(1,558,514)

Other income / (expense)
Interest income	98	1,925	98	886	(37)
Interest expense	(21,176)	-	(21,176)	-	(21,176)

Total other expense	(21,078)	1,925	(21,078)	886	(21,213)

Net loss	$(274,605)	$(83,520)	$(484,356)	$(232,851)	$(1,579,727)

Loss per common share - basic
and diluted	$(0.02)	$(0.01)	$(0.04)	$(0.04)

Average number of common shares
outstanding basic and diluted	12,857,056	6,850,827	12,403,861	6,442,053

See notes to unaudited condensed financial statements.

PURAMED BIOSCIENCE, INC.
(A Development Stage Company)
Unaudited Condensed Statements of Cash Flows

	Six months ended		Period from May 9,
	December 31, 2009	December 31, 2008	2006 (inception) to December 31, 2009
Cash flows from operating activities
Net loss	$(484,356)	$(232,851)	$(1,579,727)

Changes on non cash working capital items:
Stock issued for services	150,000	33,000	225,000
Non-cash consulting expense	-	-	92,000
Stock issued for directors' fees	-	-	60,000
Depreciation	353	203	1,273
Amortization	24,002	24,002	130,401
Accretion on discount on convertible bond	17,843	-	17,843
Changes in operating assets and liabilities:
Accounts receivable	(130)	0	(130)
Payroll tax receivable	(145)	0	(145)
Inventory	(29,598)	0	(29,976)
Prepaid expenses	(656)	205	(6,136)
Accounts payable	801	13,351	9,555
Accounts payable - related party	-	(233)	-
Accrued wages - officers	(93,919)	116,343	156,779
Accrued expenses	(2,556)	(2,261)	7,780
Net cash used for operating activities	(418,361)	(48,241)	(915,483)

Cash flows from investing activities
Patent acquisition costs	(711)	(12,499)	(17,759)
Purchase of property and equipment	(2,095)	-	(3,892)
Trademark acquisition costs	(1,477)	(1,282)	(9,387)
Net cash used for investing activities	(4,283)	(13,781)	(31,038)

Cash Flows from financing activities
Convertible bond proceeds	500,000	-	500,000
Loans from officers	-	61,000	148,685
Repayments to officers for related party loans	-	-	(15,000)
Proceeds from sale of stock	271,000	-	451,000
Proceeds from spin off	-	-	174,393
Proceeds from equity investee	-	-	74,469
Net cash provided by financing activities	771,000	61,000	1,333,547

Net (decrease) increase in cash	348,356	(1,022)	387,026
Cash at beginning of period	38,670	1,278	-

Cash at end of period	$387,026	$256	$387,026

Supplemental disclosures of noncash investing and financing activities and other cash flow information:
Assets acquired in connection with spin off	$-	$-	$217,687
Stock issued for acquisition of assets	$-	$-	$174,393
Beneficial conversion feature on convertible debt	$305,000	$-	$305,000
Stock warrants issued with convertible debt	$104,999	$-	$104,999
Interest paid	$3,333	$-	$3,468

See notes to unaudited condensed financial statements.

PURAMED BIOSCIENCE, INC.
(A Development Stage Company)
Notes to Condensed Unaudited Financial Statements
For the Six Month Periods Ended December 31, 2009 and 2008

A.  Basis of Presentation

The condensed balance sheet as of December 31, 2009, the condensed statements of operations for the three and six month periods ended December 31, 2009 and 2008 and the condensed statements of cash flows for the six month periods ended December 31, 2009 and 2008 have been prepared by PuraMed Bioscience, Inc. (the "Company") without audit.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of December 31, 2009 and the results of operations and cash flows for the three and six month periods ended December 31, 2009 and 2008 presented herein have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  These financial statements should be read in conjunction with the Company's financial statements and notes thereto for the fiscal year ended June 30, 2009 included in the Annual Report on Form 10-K of the Company filed with the SEC on September 25, 2009.

B.  Going Concern

At December 31, 2009, the Company had working capital of $390,299, and requires additional funds to accomplish its planned business strategy or support its projected expenses.  The Company plans to obtain the needed working capital primarily through sales of both equity and debt securities, which there is no assurance it will be able to accomplish.  If the Company cannot obtain substantial working capital through common stock sales or other sources (if any), it will be forced to curtail its planned business operations.  If the Company is unable to obtain additional financing, its ability to continue as a going concern is doubtful.

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

PURAMED BIOSCIENCE, INC.
(A Development Stage Company)
Notes Condensed to Unaudited Financial Statements
For the Six Month Periods Ended December 31, 2009 and 2008

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

E.  Stockholder’s Equity

In May 2008, the Company issued common stock for services to its employees and certain contractors.  There were a total of 400,000 common shares issued at $0.03 per share or a total value of $12,000.

In September 2008, the Company issued 110,000 shares of common stock at a rate of $0.30 per share for services related to establishing a trading market for our common stock for a total value of $33,000.

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

On March 9, 2009, the Board of Directors authorized the conversion of notes payable in the amount of $4,100 to Mr. Mitchell into common stock at a rate of $0.06 per share. This resulted in an issuance of 68,334 shares of common stock.

On March 20, 2009, the Board of Directors authorized the sale of 1,000,000 shares of restricted common stock to a private individual at a price of $0.06 per share.

PURAMED BIOSCIENCE, INC.
(A Development Stage Company)
Notes Condensed to Unaudited Financial Statements
For the Six Month Periods Ended December 31, 2009 and 2008

E.  Stockholder’s Equity (Continued)

On May 21, 2009, the Company issued 600,000 shares of common stock valued at $0.10 per share (total value of $60,000) to be divided equally among its board of directors in consideration for their serving on the Board of Directors.

From July 2009 to November 2009 the Company issued 120,000 shares of restricted common stock to three persons for the promotion of the Company to independent investors.  These shares were valued at $0.25 per share for a total value of $30,000.

On September 11, 2009, the Company issued 30,000 shares of restricted common stock for partial payment of services related to the creation of the Company’s direct response television commercial.  These shares were valued at $0.25 per share for a total value of $7,500.

During the three months from July 2009 through September 2009, the Company sold 518,000 shares of restricted common stock to seven private individual investors at a rate of $0.25 per share.

During the three months from October 2009 through December 2009, the Company sold 566,000 shares of restricted common stock to eighteen private individual investors at a rate of $0.25 per share.

On October 29, 2009, the Company issued 400,000 shares of restricted common stock that was divided between Russell Mitchell and James Higgins for recognition of past extensive work and accomplishments on behalf of the company.  These shares were valued at $0.25 per shares for a total value of $100,000.

On October 29, 2009, the Company issued 50,000 shares of restricted common stock to an attorney for legal services rendered to the company.  These shares were valued at $0.25 per shares for a total value of $12,500.

On November 13, 2009, the Company issued a convertible bond payable for $500,000.  The bond has an interest rate of 8% due monthly and matures in three years (11/13/2012).  The note was also issued with 75,000 warrants to purchase a share of common stock per warrant at $0.75.

The note is convertible immediately through maturity at $1.00 per share or 500,000 shares of common stock, which created a beneficial conversion feature.  The amount of the beneficial conversion feature was recorded as a discount (see valuation below) and will be accredited over the life of the debt.

The warrants issued in conjunction with this note have a three year term, includes a cashless exercise option and are exercisable at $0.75 per share.  The Company performed a valuation of these warrants using the Black-Scholes model, which resulted in a valuation of $104,999.  The following assumptions were used: market price of $1.40, exercise price of $0.75, term of 3 years, interest rate of 1.02%, a dividend rate of 0% and volatility of 510.49%.

PURAMED BIOSCIENCE, INC.
(A Development Stage Company)
Notes Condensed to Unaudited Financial Statements
For the Six Month Periods Ended December 31, 2009 and 2008

E.  Stockholder’s Equity (Continued)

The value of the beneficial conversion feature is calculated as follows:

Allocation of Proceeds:
Total Proceeds received from the Convertible Debt Instrument	$500,000
Value of these proceeds assigned to the warrants	$(104,999)
Proceeds assigned to the convertible debt	395,001

Effective Conversion Price of the Convertible Debt
Value of Proceeds assigned to the Convertible Debt	$395,001
Shares that the Convertible Debt can be converted into	$500,000
Effective Conversion Price per Share	$0.79

Beneficial Conversion Feature Valuation
Fair Value per Share on Date of Agreement - 11/13/09	$1.40
Less: Effective Conversion Price per Share	(0.79)
Beneficial Conversion Feature per Share	$0.61
Shares that the Convertible Debt can be converted into	500,000
Beneficial Conversion Feature	$305,000

Discount on Convertible Debt Instrument
Value assigned to Warrants	$104,999
Value of Beneficial Conversion Feature	305,000
Total Discount on Convertible Debt Instrument	409,999
Accumulated Accretion at 12/31/09	(17,843)
Balance of Discount on Convertible Debt Instrument at 12/31/09	$392,156

F.  Subsequent Events

On February 2, 2010 the company entered into a Private Equity Credit Agreement with Southridge Partners II, LP, a limited partnership.

Pursuant to this Equity Credit Agreement, Southridge Partners II shall commit to purchase up to $7,500,000 of the Company’s common stock over the course of 24 months.

Complete details of this agreement can be found in the Company’s 8-K filing that was published on 2/8/2010.

The Company has evaluated subsequent events from the balance sheet date through February 10, 2010, and no other significant events have occurred

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

Overview of Business

The Company is engaged in the business of developing and marketing a line of non-prescription medicinal or healthcare products to be marketed through various retail channels under the Lipigesic™ brand and trademark.  In an effort to add continuity to all of the PuraMed Bioscience™ products the Company trademarked the brand name Lipigesic™.  The Company has completed all product development and design packaging for its initial three products, LipiGesic™ M (Migraine), LipiGesic™ PM (Insomnia), and LipiGesic™ H (Tension Headache), and commenced commercial introduction of the LipiGesic™ M (Migraine) product to the marketplace in the fourth quarter of calendar 2009.

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

The Company recently entered the OTC healthcare products marketplace by employing “direct to consumer” marketing via a 2-minute Direct Response television commercial.  This initial effort will be followed by broad retail distribution through mainstream mass merchandisers, drug stores and food chains which is scheduled to begin in the third quarter of 2010. PuraMed is currently undergoing substantial activities directed toward its initial commercial launch of Lipigesic™M migraine product.

The Company also intends to continue to develop and grow its intellectual property portfolio which is expected to substantially enhance shareholder value.  Our scientific team has gained positive results from its initial research and management, which we expect will assist us in the future development of a new generation of botanically derived anti-inflammatory and pain management products with broad applications.

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

Sales and Marketing

PuraMed intends to launch its initial three products commercially through the following three-phase process:

Phase One Rollout:  Direct Response. In December 2009 Puramed began running its two-minute direct response television commercials via selected national cable television stations.  The media spend over the initial ninety day test phase will be modest in an effort to optimize the television campaign. The media spend is scheduled to increase substantially once the commercial begins to perform in the marketplace.
PuraMed will also employ website and toll-free telephone access in conjunction with its TV direct response campaigns. A Social Media Campaign conducted on the internet via popular internet networking sites will also be implemented to drive customers to our eCommerce websites. PuraMed has begun Phase One Rollout during the fourth quarter of calendar year 2009.

Phase Two Rollout:  Retail Drugstores. PuraMed expects to develop substantial product sales and a defined customer base from its direct response marketing phase by the third quarter of 2010. It will then begin marketing through approximately 25,000 retail drugstores already targeted by PuraMed, including Walgreens, Rite Aid, CVS and others. Due to PuraMed’s management having extensive and good relationships with targeted retail outlets for PuraMed products, PuraMed believes it has the ability to place its products on the shelf in all its targeted retail outlets.

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

Results of Operations

Revenues

Revenues consist of website and telephone sales of the LipiGesic M migraine product.

Cost of Sales

Cost of sales consists of material, packaging and freight costs for the units sold.

Operating Expenses

Selling, general and administrative expenses consist primarily of payroll taxes, health insurance, facility rent and administrative overhead costs.

Amortization and depreciation expenses consist primarily of depreciation of fixed assets and amortization of our intellectual property received during our spin-off from our parent company in April 2007.

Audit fees consist of quarterly reviews and our annual audit required for our SEC filings.

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

Officers’ salaries include payroll to our Chief Executive Officer and our Chief Financial Officer.

Comparison of Operations for Three Months Ended December 31, 2009 and 2008

Revenue

Revenue for the three months ended December 31, 2009 were $2,567 compared to $0 for the three months ended December 31, 2008.  Revenue of consists of web and telephone sales of LipiGesic M migraine product.

Cost of Sales

Cost of sales for the three months ended December 31, 2009 were $289, compared to $0 for the three months ended December 31, 2008.  Cost of sales consists of material, packaging and freight costs for the units of LipiGesic M migraine product sold.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended December 31, 2009 were $53,647 compared to $14,146 for the three months ended December 31, 2008.  Increased selling, general and administrative expenses for the 2009 period compared to 2008 were due primarily to postage, convention and supplies paid for the preparation for the commercial rollout of our LipiGesic M migraine product.

Amortization and Depreciation

Amortization and depreciation expenses for the three months ended December 31, 2009 and 2008 were similar at $12,207 compared to $12,103.

Audit Fees

Audit fees for the three months ended December 31, 2009 were similar at $2,500 compared to $862 for the three months ended December 31, 2008.

Consulting Fees

Consulting fees for the three months ended December 31, 2009 were $20,500 compared to $242 for the three months ended December 31, 2008 which increase was due to our initial commercial product launch in 2009.

Marketing and Advertising Expense

Marketing and advertising expense for the three months ended December 31, 2009 were $78,289 compared to $0 for the three months ended December 31, 2008, which was due to our initial commercial product launch in 2009.

Research and Development Expenses

Research and development expenses for the three months ended December 31, 2009 were $28,157 compared to $0 for the three months ended December 31, 2008.  Increased research and development expenses were due to increased product development activity in 2009.

Salaries

Salaries for the three months ended December 31, 2009 were $12,505 compared to $10,092 for the three months ended December 31, 2008, which is attributed to the fluctuation of hours worked by administrative personal in the previous period.

Officers’ Salaries

Officer salaries for the three months ended December 31, 2009 and 2008 were the same being $48,000 for each period.

Net Losses

Net losses for the three months ended December 31, 2009 were $274,605 compared to $83,520 for the three months ended December 31, 2008.  These increased losses in 2009 were due to increased operational expenses related to the commercial rollout of our LipiGesic M migraine product.

Comparison of Operations for Six Months Ended December 31, 2009 and 2008

Revenue

Revenue for the six months ended December 31, 2009 were $2,567 compared to $0 for the six months ended December 31, 2008.  Revenue consists of web and telephone sales of LipiGesic M migraine product.

Cost of Sales

Cost of sales for the six months ended December 31, 2009 were $289, compared to $0 for the six months ended December 31, 2008.  Cost of sales consists of material, packaging and freight costs for the units of LipiGesic M migraine product sold.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended December 31, 2009 were $76,938 compared to $29,505 for the six months ended December 31, 2008.  Increased selling, general and administrative expenses for the 2009 period compared to 2008 were due primarily to postage, convention and supplies paid for the preparation for the commercial rollout of our LipiGesic M migraine product.

Amortization and Depreciation

Amortization and depreciation expenses for the six months ended December 31, 2009 and 2008 were similar at $24,355 compared to $24,206.

Audit Fees

Audit fees for the six months ended December 31, 2009 were $20,218 compared to $16,498 for the six months ended December 31, 2008, which increase was due to the expanded activities in 2009.

Consulting Fees

Consulting fees for the six months ended December 31, 2009 were $20,500 compared to $39,525 for the six months ended December 31, 2008 which decrease was due to the Company terminating its consulting agreements with its two officers and reclassifying their monthly salaries.

Marketing and Advertising Expense

Marketing and advertising expense for the six months ended December 31, 2009 were $169,539 compared to $0 for the six months ended December 31, 2008, which was due to our initial commercial product launch in 2009.

Research and Development Expenses

Research and development expenses for the six months ended December 31, 2009 were $38,003 compared to $172 for the six months ended December 31, 2008.  Increased research and development expenses were due to increased product development activity in 2009.

Salaries

Salaries for the six months ended December 31, 2009 were $20,003 compared to $27,831 for the six months ended December 31, 2008, which is attributed to the fluctuation of hours worked by administrative personal in the previous period.

Officers’ Salaries

Officer salaries for the six months ended December 31, 2009 and 2008 were the same being $96,000 for each period.

Net Losses

Net losses for the six months ended December 31, 2009 were $484,356 compared to $232,851 for the six months ended December 31, 2008.  These increased losses in 2009 were due to increased operational expenses related to the commercial rollout of our LipiGesic M migraine product.

Financial Condition, Liquidity and Capital Resources

As of December 31, 2009, the Company had cash of $387,026 and working capital of $390,299.

In the near term, we intend to raise the funds needed to implement our plan of operation through both private sales of debt and equity securities and revenue from the sales of our products. There is no assurance, however, that we will be successful in raising or generating the necessary capital to implement our business plan, either through debt or equity sources or product sales.

PuraMed’s current business strategy is to promote our LipiGesic™ M (migraine) product via our direct response marketing campaigns to as many consumers in the U.S. market as possible.  Once a significant level of branding has been achieved the company will commence their commercial retail introduction by third quarter of calendar year 2010.  PuraMed’s primary goal is to achieve continual material growth of Lipigesic™ product sales through mainstream food, drug, and mass merchandiser retail channels while at the same time promoting Lipigesic™ brand awareness to realize substantial profitability as soon as possible. To implement this strategy, PuraMed intends to execute the following activities during the next twelve months:

Commercialize PuraMed Products – PuraMed’s primary focus for the first and second quarters of calendar year 2010 will be to continue to test and run our direct response television commercial via nationally available cable television stations featuring our migraine product marketed under our LipiGesic™M brand name. In addition our eCommerce website www.lipigesic.com will continue to be promoted via the Direct Response TV commercial and an internet based Social Media Marketing program designed to attract potential customers to our website to purchase our products. PuraMed has obtained all vendors, suppliers and subcontract third parties needed for its planned production, packaging and raw material, and will continue to identify and obtain alternate sources for PuraMed product inventories.

Expansion of Sales and Marketing Activities – PuraMed will continue to expand upon its marketing activities which have been focused toward employing “direct to consumer” media advertising for its planned product sales, as well as promoting and building Lipigesic™ brand awareness.  Marketing activities designed to promote our nationwide retail launch will also be conducted including retailer specific advertising and in store promotional programs. PuraMed will continue to participate in industry trade shows and similar events, and also will engage in substantial media advertising and direct sales media campaigns to attract and secure consumers for PuraMed products.

Continuation of Product Development – Besides its already developed products, PuraMed will complete development and testing of additional non-prescription drugs and nutritional supplements to be commercially launched in the future as additional Lipigesic™ products.

Assuming the company raises the capital, we anticipate spending approximately $2.5 million over the next twelve to eighteen months regardless of any amounts of revenues we generate from product sales during this period:

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

The carrying value is reviewed periodically or when factors indicating impairment are present.  The impairment loss is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets.  The Company believes that no impairment exists at December 31, 2009.

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

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During October through December 31, 2009, the Company, through private transactions, offered and sold 566,000 shares of common stock to eighteen individual investors for a total of $141,500 net of offering expenses.  Sale of these common shares was deemed exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.  No advertising or general solicitation was involved and these shares were offered only to the individual purchasers who are accredited investors.  Moreover, the stock certificates for these shares are legended to prevent further transfer, resale or other disposition unless registered under applicable securities laws or exempt from such registration.  The proceeds from the sales of this stock were used to increase working capital for on-going commercial operations.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

See Exhibit Index below

Exhibit Index
Quarterly report on Form 10-Q
For the quarter ended December 31, 2009

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

PURAMED BIOSCIENCE, INC.

February 9, 2010	By:	/s/ Russell W. Mitchell
Russell W. Mitchell,
Chief Executive Officer

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 9, 2010	By:	/s/ Russell W. Mitchell
Russell W. Mitchell, Director (principal executive officer)

February 9, 2010	By:	/s/ James W. Higgins
James W. Higgins, Director (principal financial officer)