Form 10-Q
period 2010-03-31
Puramed Bioscience Inc.
filed 2010-05-17
CIK 1409565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2010

Commission File No. 000-52771

PURAMED BIOSCIENCE, INC.
(Exact name of registrant as specified in its charter)

Minnesota	20-5510104
(State or other jurisdiction of Incorporation or organization)	(IRS Employer ID Number)

1326 Schofield Avenue Schofield, WI	54476
(Address of principal executive offices)	(Zip Code)

(715) 359-6373
(Registrant’s telephone number)

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☑ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by checkmark whether registrant is a shell company. ☐

There were 13,306,839 shares of Common Stock outstanding as of May 10, 2010.

PART I – FINANCIAL INFORMATION

ITEM 1.    CONDENSED FINANCIAL STATEMENTS

PURAMED BIOSCIENCE, INC.
(A Development Stage Company)
Condensed Balance Sheets

	March 31,	June 30,
	2010	2009
	(Unaudited)
ASSETS
Current assets
Cash	$93,844	$38,670
Accounts receivable	61	-
Payroll tax receivable	145	-
Inventory	30,025	378
Prepaid expenses	4,635	5,480
Total current assets	128,710	44,528

Property and equipment
Computer software	2,125	1,217
Computer hardware	1,102	580
Equipment	665	33
Accumulated depreciation	(1,529)	(920)
Net property and equipment	2,363	877

Other assets
PuraMed Bioscience products, net of accumulated
amortization of $142,403 and $106,399, respectively	193,629	229,632
Trademarks	10,298	7,910
Patent	30,166	17,048
Total other assets	234,093	254,590

Total assets	$365,166	$299,995

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$53,679	$8,754
Accrued wages - officers'	19,008	109,698
Accrued expenses	5,298	10,336
Total current liabilities	77,985	128,788

Long-term liabilities
Convertible bond payable	500,000	-
Discount on convertible bond	(357,989)	-
Total long-term liabilities	142,011	-

Total liabilities	219,996	128,788

Stockholders' equity
Undesignated shares, 5,000,000 shares authorized, none issued	-	-
Common stock, $.001 par value, 45,000,000 shares
authorized, 13,281,839 shares and 11,597,839 shares issued
and outstanding, respectively	13,282	11,597
Additional paid in capital	2,084,295	1,254,981
Deficit accumulated during the development stage	(1,952,407)	(1,095,371)

Total stockholders' equity	145,170	171,207

Total liabilities & stockholders' equity	$365,166	$299,995

See notes to unaudited condensed financial statements.

PURAMED BIOSCIENCE, INC.
(A Development Stage Company)
Unaudited Condensed Statements of Operations

	Three months ended		Nine months ended		Period from May 9, 2006 (inception) to
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009	March 31, 2010
Revenues	$24,055	$-	$26,622	$-	$26,622

Total revenues	24,055	-	26,622	-	26,622

Cost of sales	6,485	-	6,777	-	6,777

Total cost of sales	6,485	-	6,777	-	6,777

Gross profit	17,570	-	19,845	-	19,845

Operating expenses
Selling, general and administrative expenses	49,072	43,942	126,010	73,449	277,179
Amortization and depreciation expense	12,257	12,103	36,612	36,308	143,932
Audit fees	2,500	2,812	22,718	19,310	48,028
Consulting fees	12,000	-	32,500	39,525	324,672
Marketing and advertising expense	160,229	-	329,768	-	388,162
Directors' fees	-	-	-	-	60,000
Research and development	47,919	-	85,922	172	158,866
Salaries	14,354	4,752	34,357	32,583	122,284
Officers' salaries	48,000	48,000	144,000	144,000	384,000
Total operating expenses	346,331	111,609	811,887	345,347	1,907,123

Loss from operations	(328,761)	(111,609)	(792,042)	(345,347)	(1,887,278)

Other income / (expense)
Interest income	250	-	348	886	213
Interest expense	(44,166)	-	(65,342)	-	(65,342)

Total other expense	(43,916)	-	(64,994)	886	(65,129)

Net loss	$(372,677)	$(111,609)	$(857,036)	$(344,461)	$(1,952,407)

Loss per common share - basic
and diluted	$(0.03)	$(0.01)	$(0.07)	$(0.04)

Average number of common shares
outstanding basic and diluted	13,281,839	9,997,580	12,692,248	7,677,005

See notes to unaudited condensed financial statements.

PURAMED BIOSCIENCE, INC.
(A Development Stage Company)
Unaudited Condensed Statements of Cash Flows

			Period from May 9,
	Nine months ended		2006 (inception) to
	March 31, 2010	March 31, 2009	March 31, 2010
Cash flows from operating activities
Net loss	$(857,036)	$(344,461)	$(1,952,407)

Changes on non cash working capital items:
Stock issued for services	150,000	33,000	225,000
Non-cash consulting expense	-	-	92,000
Stock issued for directors' fees	-	-	60,000
Depreciation	609	304	1,529
Amortization	36,003	36,004	142,403
Accretion on discount on convertible bond	52,009	-	52,009
Changes in operating assets and liabilities:
Accounts receivable	(61)	(72)	(61)
Payroll tax receivable	(145)	-	(145)
Inventory	(29,647)	-	(30,025)
Prepaid expenses	845	921	(4,635)
Accounts payable	44,924	7,499	53,678
Accrued wages - officers	(91,360)	168,884	159,337
Accrued expenses	(4,367)	(427)	5,969
Net cash used for operating activities	(698,226)	(98,348)	(1,195,348)

Cash flows from investing activities
Patent acquisition costs	(13,118)	(12,972)	(30,166)
Purchase of property and equipment	(2,095)	-	(3,892)
Trademark acquisition costs	(2,387)	(1,864)	(10,297)
Net cash used for investing activities	(17,600)	(14,836)	(44,355)

Cash Flows from financing activities
Convertible bond proceeds	500,000	-	500,000
Loans from officers	-	71,600	148,685
Repayments to officers for related party loans	-	(8,000)	(15,000)
Proceeds from sale of stock	271,000	180,000	451,000
Proceeds from spin off	-	-	174,393
Proceeds from equity investee	-	-	74,469
Net cash provided by financing activities	771,000	243,600	1,333,547

Net (decrease) increase in cash	55,174	130,416	93,844
Cash at beginning of period	38,670	1,278	-

Cash at end of period	$93,844	$131,694	$93,844

Supplemental disclosures of noncash investing and
financing activities and other cash flow information:
Assets acquired in connection with spin off	$-	$-	$217,687
Stock issued for acquisition of assets	$-	$-	$174,393
Stock issued for debt and accrued wages	$-	$274,685	$274,685
Beneficial conversion feature on convertible debt	$305,000	$-	$305,000
Stock warrants issued with convertible debt	$104,999	$-	$104,999
Interest paid with cash	$13,333	$-	$13,468

See notes to unaudited condensed financial statements.

PURAMED BIOSCIENCE, INC.
(A Development Stage Company)
Notes to Condensed Unaudited Financial Statements
For the Nine Month Periods Ended March 31, 2010 and 2009

A.  Basis of Presentation

The condensed balance sheet as of March 31, 2010, the condensed statements of operations for the three and nine month periods ended March 31, 2010 and 2009 and the condensed statements of cash flows for the nine month periods ended March 31, 2010 and 2009 have been prepared by PuraMed Bioscience, Inc. (the "Company") without audit.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2010 and the results of operations and cash flows for the three and nine month periods ended March 31, 2010 and 2009 presented herein have been made.

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

B.  Going Concern

At March 31, 2010, the Company had working capital of $50,725, and requires additional funds to accomplish its planned business strategy or support its projected expenses.  The Company plans to obtain the needed working capital primarily through sales of both equity and debt securities, which there is no assurance it will be able to accomplish.  If the Company cannot obtain substantial working capital through common stock sales or other sources (if any), it will be forced to curtail its planned business operations.  If the Company is unable to obtain additional financing, its ability to continue as a going concern is doubtful.

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
For the Nine Month Periods Ended March 31, 2010 and 2009

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

On November 24, 2008, the Board of Directors authorized the conversion of notes payable in the amount of $58,585 to Mr. Mitchell and $84,000 to Mr. Higgins into PuraMed common stock at a rate of $0.15 per share. This resulted in an issuance of 390,567 and 560,000 common stock shares, respectively.

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
For the Nine Month Periods Ended March 31, 2010 and 2009

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

During the three months from July 2009 through September 2009, the Company sold 518,000 shares of restricted common stock to seven accredited private individual investors at a rate of $0.25 per share.

During the three months from October 2009 through December 2009, the Company sold 566,000 shares of restricted common stock to eighteen accredited private individual investors at a rate of $0.25 per share.

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

On November 13, 2009, the Company issued a convertible bond payable for $500,000.  The bond has an interest rate of 8% due monthly and matures in three years (11/13/2012).  The note was also issued with 75,000 warrants to purchase a share of common stock per warrant at $0.75.  The note is convertible immediately through maturity at $1.00 per share or 500,000 shares of common stock, which created a beneficial conversion feature.  The amount of the beneficial conversion feature was recorded as a discount (see valuation below) and will be accreted over the life of the debt.

The warrants issued in conjunction with this note have a three year term, include a cashless exercise option and are exercisable at $0.75 per share.  The Company performed a valuation of these warrants using the Black-Scholes model, which resulted in a valuation of $104,999.  The following assumptions were used: market price of $1.40, exercise price of $0.75, term of 3 years, interest rate of 1.02%, a dividend rate of 0% and volatility of 510.49%.

PURAMED BIOSCIENCE, INC.
(A Development Stage Company)
Notes Condensed to Unaudited Financial Statements
For the Nine Month Periods Ended March 31, 2010 and 2009

E.  Stockholder’s Equity (Continued)

The value of the beneficial conversion feature is calculated as follows:

Allocation of Proceeds:
Total Proceeds received from the Convertible Debt Instrument	$500,000
Value of these proceeds assigned to the warrants	$(104,999)
Proceeds assigned to the convertible debt	$395,001

Effective Conversion Price of the Convertible Debt
Value of Proceeds assigned to the Convertible Debt	$395,001
Shares that the Convertible Debt can be converted into	500,000
Effective Conversion Price per Share	0.79

Beneficial Conversion Feature Valuation
Fair Value per Share on Date of Agreement - 11/13/09	$1.40
Less: Effective Conversion Price per Share	(0.79)
Beneficial Conversion Feature per Share	$0.61
Shares that the Convertible Debt can be converted into	500,000
Beneficial Conversion Feature	$305,000

Discount on Convertible Debt Instrument
Value assigned to Warrants	$104,999
Value of Beneficial Conversion Feature	305,000
Total Discount on Convertible Debt Instrument	409,999
Accumulated Accretion at 3/31/10	(52,010)
Balance of Discount on Convertible Debt Instrument at 3/31/10	$357,989

On February 4, 2010 the company entered into a Private Equity Credit Agreement with Southridge Partners II, LP, a limited partnership.  Pursuant to this Equity Credit Agreement, Southridge Partners was committed to purchase up to Seven Million Five Hundred Thousand Dollars ($7,500,000) of the Company’s common stock over the course of 24 months.

F.  Subsequent Events

On April 9, 2010, the Private Equity Credit Agreement (the “Equity Credit Agreement”) and the Registration Rights Agreement (the “Registration Rights Agreement,” and together with the Equity Credit Agreement, the “Transaction Agreements”), in each case, between PuraMed BioScience, Inc, (the “Company”) and Southridge Partners II, LP (the “Investor”) were mutually terminated by the Company and the Investor.  As a result of the termination the Company paid to Southridge $5,000 and 25,000 shares of its restricted common stock.

The Company has evaluated subsequent events from the balance sheet date through the date of this filing, and no other significant events have occurred.

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

Sales and Marketing

PuraMed intends to launch its initial three products commercially through the following three-phase process:

Phase One Rollout:  Direct Response. In December 2009 Puramed began running its two-minute direct response television commercials via selected national cable television stations.  The media spend over the initial ninety day test phase will be modest in an effort to optimize the television campaign. The media spend is scheduled to increase substantially once the commercial begins to perform in the marketplace. PuraMed will also employ website and toll-free telephone access in conjunction with its TV direct response campaigns. A Social Media Campaign conducted on the internet via popular internet networking sites will also be implemented to drive customers to our eCommerce websites. PuraMed began its Phase One Rollout during the fourth quarter of calendar year 2009.

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

Comparison of Operations for Three Months Ended March 31, 2010 and 2009

Revenue

Revenue for the three months ended March 31, 2010 were $24,055 compared to $0 for the three months ended March 31, 2009.  Revenue consisted of web and telephone sales of LipiGesic M migraine product.

Cost of Sales

Cost of sales for the three months ended March 31, 2010 were $6,485, compared to $0 for the three months ended March 31, 2009.  Cost of sales consists of material, packaging, and freight costs for the units of LipiGesic M migraine product sold.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2010 were $49,072 compared to $43,942 for the three months ended March 31, 2009.  Increased selling, general and administrative expenses for the 2010 period compared to 2009 were due primarily to postage, convention and supplies paid for the preparation for the commercial rollout of our LipiGesic M migraine product.

Amortization and Depreciation

Amortization and depreciation expenses for the three months ended March 31, 2010 and 2009 were similar at $12,257 compared to $12,103.

Audit Fees

Audit fees for the three months ended March 31, 2010 were similar at $2,500 compared to $2,812 for the three months ended March 31, 2009.

Consulting Fees

Consulting fees for the three months ended March 31, 2010 were $12,000 compared to $0 for the three months ended March 31, 2009 which increase was due to our initial commercial product launch in 2010.

Marketing and Advertising Expense

Marketing and advertising expense for the three months ended March 31, 2010 were $160,229 compared to $0 for the three months ended March 31, 2009, which was due to our initial commercial product launch in 2010.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2010 were $47,919 compared to $0 for the three months ended March 31, 2009.  Increased research and development expenses were due to increased product development activity in 2010.

Salaries

Salaries for the three months ended March 31, 2010 were $14,354 compared to $4,752 for the three months ended March 31, 2009, which is attributed to the increase of hours worked by administrative personnel in the 2010 period.

Officers’ Salaries

Officer salaries for the three months ended March 31, 2010 and 2009 were the same; being $48,000 for each period.

Net Losses

Net losses for the three months ended March 31, 2010 were $372,677 compared to $111,609 for the three months ended March 31, 2009.  These increased losses in 2010 were due to increased operational expenses related to the commercial rollout of our LipiGesic M migraine product.

Interest Expense

Interest expenses for the three months ended March 31, 2010 were $44,166 compared to $0 for the three months ended March 31, 2009.  Interest expenses were paid for the convertible bond issued in November 2009.  Details of the convertible bond transaction are included in the stockholders equity section of the notes to the financial statements.

Comparison of Operations for Nine Months Ended March 31, 2010 and 2009

Revenue

Revenue for the nine months ended March 31, 2010 were $26,622 compared to $0 for the nine months ended March 31, 2009.  Revenue consists of web and telephone sales of LipiGesic M migraine product.

Cost of Sales

Cost of sales for the nine months ended March 31, 2010 were $6,777, compared to $0 for the nine months ended March 31, 2009.  Cost of sales consists of material, packaging and freight costs for the units of LipiGesic M migraine product sold.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended March 31, 2010 were $126,010 compared to $73,449 for the nine months ended March 31, 2009.  Increased selling, general and administrative expenses for the 2010 period compared to 2009 were due primarily to postage, convention and supplies paid for the preparation for the commercial rollout of our LipiGesic M migraine product.

Amortization and Depreciation

Amortization and depreciation expenses for the nine months ended March 31, 2010 and 2009 were similar at $36,612 compared to $36,308.

Audit Fees

Audit fees for the nine months ended March 31, 2010 were $22,718 compared to $19,310 for the nine months ended March 31, 2009, which increase was due to the expanded activities in 2010.

Consulting Fees

Consulting fees for the nine months ended March 31, 2010 were $32,500 compared to $39,525 for the nine months ended March 31, 2009 which decrease was due to the Company terminating its consulting agreements with its two officers and reclassifying their monthly salaries.

Marketing and Advertising Expense

Marketing and advertising expense for the nine months ended March 31, 2010 were $329,768 compared to $0 for the nine months ended March 31, 2009, which was due to our initial commercial product launch in 2010.

Research and Development Expenses

Research and development expenses for the nine months ended March 31, 2010 were $85,922 compared to $172 for the nine months ended March 31, 2009.  Increased research and development expenses were due to increased product development activity in 2010.

Salaries

Salaries for the nine months ended March 31, 2010 were $34,357 compared to $32,583 for the nine months ended March 31, 2009, which is attributed to the increase of hours worked by administrative personnel in the 2010 period.

Officers’ Salaries

Officer salaries for the nine months ended March 31, 2010 and 2009 were the same being $144,000 for each period.

Net Losses

Net losses for the nine months ended March 31, 2010 were $857,036 compared to $344,461 for the nine months ended March 31, 2009.  These increased losses in 2010 were due to increased operational expenses related to the commercial rollout of our LipiGesic M migraine product.

Interest Expense

Interest expenses for the nine months ended March 31, 2010 were $65,342 compared to $0 for the nine months ended March 31, 2009.  Interest expenses were paid for the convertible bond issued in November 2009.  Details of the convertible bond transaction are included in the stockholders equity section of the notes to the financial statements.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2010, the Company had cash of $93,844 and working capital of $50,725.

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

Commercialize PuraMed Products – PuraMed’s primary focus for the second and third quarters of calendar year 2010 will be to continue to test and run our direct response television commercial via nationally available cable television stations featuring our migraine product marketed under our LipiGesic™M brand name. In addition our eCommerce website www.lipigesic.com will continue to be promoted via the Direct Response TV commercial and an internet based Social Media Marketing program designed to attract potential customers to our website to purchase our products. PuraMed has obtained all vendors, suppliers and subcontract third parties needed for its planned production, packaging and raw material, and will continue to identify and obtain alternate sources for PuraMed product inventories.

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

Impairment – Soon after the end of each fiscal year and each interim period, we will conduct an impairment valuation of any material intangible assets owned by us.  If the results of any such impairment analysis indicate our recorded values for any such assets have declined materially, we will adjust our recorded asset valuations in all of our financial statements to reflect any such decline in value.  The carrying value is reviewed periodically or when factors indicating impairment are present.  The impairment loss is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets.  The Company believes that no impairment exists at March 31, 2010.

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

PART II.  OTHER INFORMATION

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During January 1, 2010 through March 31, 2010, the Company did not issue any shares of common stock.

ITEM 5.    OTHER INFORMATION

None

ITEM 6.    EXHIBITS

See Exhibit Index below

Exhibit Index
Quarterly report on Form 10-Q
For the quarter ended March 31, 2010

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

PURAMED BIOSCIENCE, INC.

Date: May 10, 2010	By:	/s/ Russell W. Mitchell
Russell W. Mitchell,CEO

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	Signature

May 10, 2010	By:	/s/ Russell W. Mitchell
Russell W. Mitchell, Director
(principal executive officer)

May 10, 2010	By:	/s/ James W. Higgins
James W. Higgins, Director
(principal financial officer)