Form 10-K
period 2010-06-30
Puramed Bioscience Inc.
filed 2010-09-28
CIK 1409565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2010

Commission File No.: 000-52771

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

The aggregate market value of the Common Stock held by nonaffiliates of the Registrant as of September 22, 2010 was approximately $8,392,108 based upon the closing price of the Registrant’s Common Stock on such date.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. YES  ☐ NO ☐

APPLICABLE ONLY TO CORPORATE REGISTRANTS

There were 13,986,847 shares of Common Stock outstanding as of September 22, 2010.

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (check one).   YES  ☐  NO ☑

i

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

Overview of Business

The Company is engaged in the business of developing and marketing a line of non-prescription medicinal or healthcare products to be marketed through various retail channels under the Lipigesic™ brand and trademark. In an effort to add continuity to all of the PuraMed Bioscience™ products, the Company trademarked the brand name Lipigesic™. The Company has recently completed all product development and design packaging for its initial three products, LipiGesic™ M (Migraine), LipiGesic™ PM (Insomnia), and LipiGesic™ H (Tension Headache), and began their commercial introduction to the marketplace in the fourth quarter of calendar 2009.

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

The Company intends to enter the OTC healthcare products marketplace by employing “direct to consumer” marketing via television commercials and print articles followed by broad retail distribution through mainstream drug store chains, mass merchandisers, and food chains. PuraMed is currently undergoing substantial activities directed toward its initial commercial launch of Lipigesic™ brand products.  In addition to the direct response advertising campaign, PuraMed is now preparing its public relations effort utilizing it clinical evidence.  In addition to a strong consumer emphasis, this program will have a major component that promotes our Lipigesic™ M product directly to the medical professionals who treat headaches.

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

We believe that at least 50 million Americans suffer from chronic migraine headaches with over 20 million of them having “severe” migraine conditions. Thus migraine headaches constitute a severe and disabling condition for millions of people. We further believe that the economic burden alone to the U.S. economy is in excess of $20 billion annually.

Lipigesic™ M is effective, available as a non-prescription remedy, without any known side effects, and at a significantly lower cost compared to more expensive prescription migraine drugs.

Lipigesic™ PM

Lipigesic™ PM is a new class of non-prescription sleep aid without any known side effects, and contains a proprietary blend of natural ingredients including Valerian, St. John’s Wort, and Chamomile. We believe that the proprietary blend of these ingredients provides an effective remedy for insomnia and other sleep disorders. The non-prescription sleep aid market features products based on antihistamines which are designed to treat allergies.

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

Lipigesic™ H

LipiGesic™ H provides relief for tension-type headaches which affect up to 90% of Americans at some point in their lives. LipiGesic™ H is a unique sublingually delivered formulation utilizing acetylsalicylic acid and St. John’s Wort.

The combination of these two ingredients provides for not only pain relief but, also relief from the anxiety that often exacerbates that pain. Current non prescription tension headache pills often take up to an hour to begin working and they often exhibit unwanted and dangerous side effects including stomach damage, liver damage and rebound headaches. Prescription formulations often list even more dangerous side effects and are significantly more expensive.

Due to the use of sublingual delivery, the LipiGesic™ H formulation can provide a safer, faster acting alternative while also dramatically reducing the potential for harmful side effects. LipiGesic™ H will offer the hundreds of millions of Americans who suffer from tension type headaches relief that is superior while also lowering their cost and risks of harmful side effects.

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

Lipigesic™ RLS – provides relief of problematic leg cramps associated with Restless Leg Syndrome (RLS) affecting a large segment of the population in the U.S.

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

Business Structure

PuraMed will function primarily as a research and development, marketing and sales organization. Product manufacturing, packaging, product fulfillment and other operations will be outsourced to experienced and reliable third parties through contracts controlled by PuraMed. PuraMed believes this structure will reduce significantly the production costs and manufacturing time related to making the product commercially available.  The second quarter of calendar year 2010 (June 30, 2010) marks the first quarter that PuraMed stopped reporting as a Developmental Stage Company.  With the commercial launch of our LipiGesic™ M migraine product we are now reporting as a Smaller Reporting Company.

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

Sales and Marketing

PuraMed intends to launch its initial three products commercially through the following three-phase process:

Phase One Rollout: Direct Response. PuraMed utilized a 60- and 120-second Direct Response Television commercial to introduce its migraine product marketed under our LipiGesic™ M brand name to the American consumer. PuraMed started the testing phase of the commercial in December 2009. After refining the initial message we anticipate a nationwide roll-out of the commercial will follow. To that end PuraMed has engaged Consumer Marketing Directive as our strategic advisor.  CMD offers a broad range of campaign management services that encompasses all aspects of direct to consumer advertising. PuraMed will also employ website and toll-free telephone access in conjunction with its TV direct response campaigns. PuraMed will also begin a nationwide direct response print campaign that will begin Mid-September 2010.  PuraMed has commenced its Phase One Rollout.

Phase Two Rollout: Retail Drugstores. PuraMed expects to develop substantial product sales and a defined customer base from its direct response marketing phase. It will then begin marketing through approximately 18,000 retail drugstores already targeted by PuraMed, including Walgreens, Rite Aid, CVS and others. Due to PuraMed’s management having extensive and good relationships with targeted retail outlets for PuraMed products, PuraMed believes it has the ability to place its products on the shelf in all its targeted retail outlets.

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

Because of the nature of our business, our securities are highly speculative.

Our securities are speculative and involve a high degree of risk.  This is the first quarter that we stopped reporting as a Development Stage Company and began reporting as a Smaller Reporting Company. There is no assurance we will ever generate the revenue necessary to fully support our business operations. Any future profitability achieved from our business will be dependent upon realizing production and sales of our healthcare products in significant commercial quantities, which there is no assurance will ever happen.

We have limited operating history primarily involved in product development, and we have just commenced generating commercial revenues to date.

Through June 30, 2010, we have experienced cumulative losses of $2,501,327, and we expect to continue to incur material losses until we produce and sell our healthcare products in sufficient volume to attain profitability, which there is no assurance will ever happen. Our operations are particularly subject to the many risks and uncertainties inherent in the start-up and early stages of a business enterprise without any commercial operating history. There can be no assurance that our business plan will prove successful.

If we are unable to obtain significant additional financing as needed, our business plan most likely will be unsuccessful.

Our ability to succeed commercially will depend in large part on our being able to raise significant additional financing. Without significant additional financing from either debt or equity sources, we cannot implement our business plan to engage in commercial operations. We have negative cash flow from our business and do not anticipate any positive cash flow until we have met our initial capitalization goal. Accordingly, we are completely dependent upon raising additional funding for our operations, which we plan to do through our available equity or debt sources. There can be no assurance, however, that we will succeed in obtaining any material funding through either equity or debt sources.

Our ability to generate future revenues will depend upon a number of factors, some of which are beyond our control.

These factors include the rate of acceptance of our healthcare products, competitive pressure in our industry, effectiveness of our marketing structure, adapting to changing customer preferences, and general economic trends. We cannot forecast accurately what our revenues will be in future periods.  Our operations have been limited to designing and developing our products, establishing our initial marketing network, the initial commercializing of our LipiGesic™ M migraine product, obtaining suppliers for raw materials and packaging and outsourcing future production of our healthcare products. These past activities only provide a limited basis to assess our ability to succeed in commercializing our healthcare products.

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

The price of our common stock may be volatile and fluctuate significantly.

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

Even though a public trading market for our securities has been initiated, there are no assurances it will become more active. Unless an active public trading market is developed for our common stock, it will be difficult for our shareholders to sell our common stock at a reasonable price when they wish to make such sales.

Our current management team owns approximately 43% of our outstanding stock and thus most likely controls our company and they may make material decisions with which other shareholders disagree.

Our two executive officers, Messrs. Mitchell and Higgins, own 43% of our outstanding common stock, resulting in their most likely having the ability to control all transactions requiring shareholder approval, including the election and removal of directors, significant mergers or other business combinations, any significant acquisitions or dispositions of assets, and any changes in controls of our company.

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

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock trades on the NASDAQ OTC Bulletin Board under the symbol “PMBS”. The following quotes represent the high and low recent sales prices as reported by NASDAQ. These quotes reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

	Fiscal Year Ended June 30, 2010		Fiscal Year Ended June 30, 2009
	High	Low	High	Low
Quarter ended September 30th	$1.01	$0.18	$0.60	$0.15
Quarter ended December 31st	$1.99	$0.21	$0.40	$0.15
Quarter ended March 31st	$1.02	$0.55	$0.49	$0.06
Quarter ended June 30th	$1.19	$0.51	$0.46	$0.08

Shareholders

As of September 22, 2010, the Company had approximately 320 shareholders of record.

Dividends

The Company did not declare or pay any cash dividends on its common stock during the last two fiscal years ended June 30, 2010 and 2009, and does not expect to pay cash dividends for the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company has no established equity compensation plans for the issuance of common stock as payment for employees, consultants or other parties. The Company may utilize its common stock or options thereof from time to time for equity compensation on a transactional basis. In the future, the Company may establish some type of an equity compensation plan to provide incentive to current or future employees.

There were no issuer repurchases by the Company during the fiscal year ended June 30, 2010.

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

Results of Operations for the Fiscal Years Ended June 30, 2010 and 2009

Revenues

Revenues were $32,176 and $0 for the fiscal years ended June 30, 2010 and 2009.  The revenue increase is due to the commercialization of our Lipigesic™ M migraine product.  Product sales began in December 2009.

Cost of Sales

Cost of Sales were $13,889 and $0 for the fiscal years ended June 30, 2010 and 2009.  The increase in cost of sales is due to the activities associated with the commercialization of our Lipigesic™ M migraine product.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the fiscal year ended June 30, 2010 were $65,667 compared to $51,721 for the year ended June 30, 2009. Selling, general and administrative expenses for fiscal 2010 increased compared to fiscal 2009 due to the commercial rollout of the Lipigesic™ M product in December 2009.

Amortization and Depreciation

Amortization and depreciation expenses for the fiscal year ended June 30, 2010 were $48,780 compared to $48,430 for the fiscal year ended June 30, 2009, which are similar.

Professional Fees

Professional fees for the fiscal year ended June 30, 2010 were $139,759 compared to $125,875 for the fiscal year ended June 30, 2009, which increase was due primarily to increased audit expenses.  Professional fees consist of consulting, audit, legal, directors and transfer agent fees.

Marketing and Advertising Expense

Marketing and advertising expense for the fiscal year ended June 30, 2010 were $641,344 compared to $60,058 for the fiscal year ended June 30, 2009. Increased expenses for 2010 are due primarily to payments for public relations, and advertising consistent with the commercialization of products, and certain stock promotion activities.

Director Fees

Director fees for the fiscal year ended June 30, 2010 were discontinued.

Research and Development Expenses

Research and development expenses for the fiscal year ended June 30, 2010 were $109,485 compared to $7,966 for the fiscal year ended June 30, 2009. Increased research and development expenses were due to a clinical study and product testing.

Salaries

Salaries for the fiscal year ended June 30, 2010 were $48,081 compared to $39,837 for the fiscal year ended June 30, 2009, which are relatively consistent.

Officer Salaries

Officer salaries for the fiscal years ended June 30, 2010 and 2009 were $192,000 for each year.

Interest Expense

Interest expense for the fiscal year ended June 30, 2010 was $179,509 compared to $886 for the fiscal year ended June 30, 2009.  The increase in interest expense was due to the interest paid on the convertible note obtained in fiscal year 2010.

Net Losses

Net losses for the fiscal year ended June 30, 2010 were $1,405,956 compared to $525,001 for the fiscal year ended June 30, 2009. These increased losses were due primarily to commencement of commercial operations to market our developed products.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2010, the Company had cash of $13,831 and a working capital deficit of $84,883.

As in the past, we intend to raise the funds needed to implement our plan of operation through both private sales of debt and equity securities. There is no assurance, however, that we will be successful in raising the necessary capital to implement our business plan, either through debt or equity sources.

PuraMed’s current business strategy is to continue development and promotion of its initial non-prescription consumer healthcare products in order to commence their commercial retail drug chain introduction by the end of the 4th quarter of calendar year 2010 with product expected on the initial retailer shelves in the first quarter of 2011. PuraMed’s primary goal is to achieve continual material growth of Lipigesic™ product sales through mainstream drug, mass merchandiser and food retail channels while at the same time promoting Lipigesic™ brand awareness to realize substantial profitability as soon as possible. To implement this strategy, PuraMed intends to execute the following activities during the next twelve months:

Plan for the Successful Outcome of the Clinical Trial -  Should our anticipated outcome of our clinical study coupled with the publication of the manuscript in a peer reviewed-medial journal prove to be successful, it would provide us with numerous marketing and promotion opportunities that could significantly help with the launch of our Lipigesic™ M migraine product.  PuraMed is in the process of developing a detailed marketing plan that focuses on the medical community in the anticipated event the clinical trials support such action.  Medical marketing efforts geared toward doctors, physician’s assistants, pharmacists, etc could prove to be very lucrative as a component in our overall marketing strategy.

Commercialize PuraMed Products – PuraMed’s primary focus for the remainder of calendar year 2010 will be to complete, test and nationally roll-out our direct response advertising print campaign featuring our migraine product marketed under our LipiGesic™M brand name. In addition our website and eCommerce efforts will be enhanced to optimize our internet sales as a result of our new print campaign.  PuraMed also has plans to test direct response radio advertising and upgrade its Social Marketing efforts that include Facebook, Twitter, and Youtube.

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

Assuming the company raises the capital, we anticipate spending approximately $2.1 million over the next twelve months regardless of any amounts of revenues we generate from product sales during this period:

Sales and marketing expenses	$1,100,000
Purchase of product inventory, packaging and raw materials	600,000
Research and development activities	100,000
General and administrative expenses including rent, fixed overhead and management compensation	350,000
$2,150,000

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

Product Amortization: – PuraMed Bioscience™ products consist primarily of the cost of trade secrets, formulas, scientific and manufacturing know-how, trade names, marketing material and other intellectual property and are amortized on a straight-line basis over an estimated useful life of seven years.

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

Impairment – Soon after the end of each fiscal year and each interim period, we will conduct an impairment valuation of any material intangible assets owned by us. If the results of any such impairment analysis indicate our recorded values for any such assets have declined materially, we will adjust our recorded asset valuations in all of our financial statements to reflect any such decline in value.  The Company believes that no impairment exists at June 30, 2010.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Accounting Pronouncements

In August of 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2010-22, Accounting for Various Topics, Technical Corrections to SEC Paragraphs, and Update No. 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies (SEC Update).  In April of 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2010-12, Income Taxes (Topic 740): Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts (SEC Update). In February of 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements, and Update No. 2010-08, Technical Corrections to Various Topics. In January of 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2010-04, Accounting for Various Topics, Technical Corrections to SEC Paragraphs (SEC Update).  Adoption of any of these Updates will have no material impact on the Company’s financial reporting.

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

Name	Age	Position
Russell Mitchell	49	Chairman, Chief Executive Officer and Director
James Higgins	50	Chief Financial Officer, Chief Operating Officer and Director

Russell Mitchell was CEO/CFO of Dotronix, Inc. from April 2006 until the spin-off of our company from Dotronix in April 2007. From September 2002 until April 2005, he was the President of GelStat Corporation, a public company which developed and marketed OTC non-prescription medications. Mr. Mitchell also was a principal owner and President of Mitchell Health Marketing Alliance, Inc. (“Mitchell Health”) which he founded in 1994. Mitchell Health specialized in the marketing, product launch, and retail distribution of OTC non-prescription drugs and nutritional supplements, and has serviced over 48,000 retail locations nationwide. While establishing this large national retail sales network for Mitchell Health over the years, Mr. Mitchell has personally negotiated on an ongoing basis with key buyers and officers of the top 100 retail chains and wholesalers in the U.S.  Mitchell Health has been dormant since 2001.

In particular, Mr. Mitchell has been a pioneer in establishing and promoting the significance and market value of “clinical trials” to demonstrate the effectiveness of OTC non-prescription medications, and in incorporating favorable clinical trial data as a key driver in OTC product marketing.

James Higgins was the Chief Operating Officer of Dotronix, Inc. from April 2006 to April 2007. From September 2002 until April 2005 he was Executive Vice President of GelStat Corporation. Mr. Higgins also has been the Executive Vice President of Mitchell Health up until 2001 when it went dormant. Prior to that, for 15 years he was employed by A.C. Nielsen Co. where he was responsible for managing accounts for some of the largest national consumer product companies including Kraft Foods and Unilever. Mr. Higgins has over 20 year’s extensive experience in product development, manufacturing, retail distribution and logistics for many OTC healthcare and nutraceuticals products.

Audit Committee

We do not have a separately designated audit committee at this time, but rather our entire Board of Directors serves as our audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors, and persons who beneficially own more than 10% of the Company’s common stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Based solely on copies of Section 16(a) forms and representations from the Company’s executive officers, directors and ten-percent beneficial owners, the Company believes these persons have complied with all Section 16(a) filing requirements during the fiscal year ended June 30, 2010.

Code of Ethics

The Company has adopted a Code of Ethics and Business Conduct (“the Code”), which applies to the business conduct of the principal executive officer, principal financial officer, principal accounting officer and controller. The Code is available to any shareholder who sends a written request for a paper copy to: Puramed Bioscience, Inc., ATTN: James W. Higgins, CFO, P.O. Box 677, Schofield, WI 54476. If the Company makes any substantive amendments to the Code or grants any waiver, including any implicit waiver from a provision of the Code for the directors or executive officers, the nature of such amendment or waiver will be disclosed in a Current Report on Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth the executive compensation of the executive officers of the Company for fiscal years 2010 and 2009.

Summary Compensation Table
Name and Position	Fiscal Year (*)	Salary ($)	Bonus ($)	Stock Awards ($)
Russell Mitchell, CEO	2010	96,000
	2009	96,000	-0-	-0-
James Higgins, CFO and COO	2010	96,000
	2009	96,000	-0-	-0-

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

Employment Contracts and Change-in-Control Arrangements

The Company has no written employment agreements with any employees, and the Company also does not have any change-in-control arrangements with any person.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of June 30, 2010 certain information regarding beneficial ownership of the common stock of the Company by (a) each person or group known by the Company to be the beneficial owner of more than 5% of the outstanding common stock of the Company, (b) each director and executive officer of the Company, and (c) all directors and executive officers of the Company as a group. Each shareholder named in this table has sole voting and investment power with respect to shares of the common stock shown in table.

Title of Class – Common Stock

Shareholder	Shares Owned Beneficially	Percent of Class
Russell Mitchell 1326 Schofield Avenue Schofield, WI 54476	3,025,780	21.8%
James Higgins 1326 Schofield Avenue Schofield, WI 54476	2,881,879	20.8%
All directors and officers as a group (2 persons)	5,907,659	42.6%
Chuck Phillips 35 Swamp Creek Road Erwinna, PA 18920	2,000,000	14.4%
Doris Kelly 448 Cardinal Court North New Hope, PA 18938	1,160,000	8.4%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Following are certain material transactions between the Company and any of its promoters, directors, executive officers and principal shareholders.

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

Child, Van Wagoner & Bradshaw, PLLC has acted as the Company’s independent accounting firm for the fiscal years ended June 30, 2010 and 2009. The aggregate fees billed for the audit and audit related services were $25,218 and $21,710, respectively. These fees are inclusive for professional services rendered for the audit of the Company's annual financial statements and review of our quarterly financial statements.

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
For year ended June 30, 2010

3.1*	Articles of Incorporation as amended November 12, 2007.
3.2	Bylaws of the Company (incorporated by reference to the Company’s Annual Registration Report on Form 10-SB for the year ended June 30, 2007).
10.1	Distribution Agreement for Spin-Off (incorporated by reference to the Company’s Form 8-K filing of parent Dotronix Inc. on March 20, 2007).
10.2
Common Stock Purchase Agreement dated May 24, 2010 with Lincoln Park Capital Fund, LLC with respect to the S-1 Stock filing (incorporated by reference to the Company’s Form 8-K filing on May 28, 2010).

10.3	Registration Rights Agreement dated May 24, 2010 with Lincoln Park Capital Fund, LLC with respect to the S-1 Stock filing (incorporated by reference to the Company’s Form 8-K filing on May 28, 2010).
10.4	Warrant dated May 24, 2010 issued by Company to Lincoln Park Capital Fund, LLC (incorporated by reference to the Company’s Form 8-K filing on May 28, 2010).
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURAMED BIOSCIENCE, INC.

Date: September 24, 2010	By:	/s/ Russell W. Mitchell
Russell W. Mitchell CEO

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 24, 2010	By:	/s/ Russell W. Mitchell
Russell W. Mitchell, Director (principal executive officer)

Date: September 24, 2010	By:	/s/ James W. Higgins
James W. Higgins, Director(principal financial officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
PuraMed BioScience, Inc.

We have audited the accompanying balance sheets of PuraMed BioScience, Inc.  (the Company) as of June 30, 2010 and 2009, and the related  statements of operations, changes in  stockholders’ deficit , and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting, as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PuraMed BioScience, Inc. as of June 30, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has cash flow constraints, an accumulated deficit, and has not engaged in any significant operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Child, Van Wagoner & Bradshaw, PLLC
Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
September 24, 2010

PURAMED BIOSCIENCE, INC.

Balance Sheets

	June 30,	June 30,
	2010	2009
ASSETS

Current Assets
Cash	$13,831	$38,670
Accounts Receivable	101	-
Inventory	25,831	378
Prepaid Expenses	5,022	5,480
Total Current Assets	44,785	44,528

Property and Equipment
Computer Software	2,125	1,217
Computer Hardware	1,102	580
Equipment	665	-
Accumulated Depreciation	(1,695)	(920)
Net Property and Equipment	2,197	877

Other Assets
PuraMed Bioscience Products, net of accumulated
amortization of $154,404 and $106,399, respectively	181,628	229,632
Trademarks	11,100	7,910
Patent	37,386	17,048
Total Other Assets	230,114	254,590

Total Assets	$277,096	$299,995

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$16,039	$8,754
Accrued Wages - Officers'	33,003	109,698
Accrued Expenses	10,626	10,336
Short-term Convertible Bond	70,000	-
Total Current Liabilities	129,668	128,788

Long-term Liabilities
Convertible Bond Payable, net	176,177	-
Total Liabilities	305,845	128,788

Stockholders' Equity
Undesignated shares, 5,000,000 shares authorized, none issued
Common Stock, $.001 par value, 45,000,000 shares
authorized, 13,871,839 shares and 11,597,580 shares issued
and outstanding, respectively	13,872	11,597
Additional paid in capital	2,533,705	1,254,981
Deficit accumulated	(2,576,326)	(1,095,371)

Total Stockholders' Equity	(28,749)	171,207
Total Liabilities & Stockholders' Equity	$277,096	$299,995

See notes to financial statements.

PURAMED BIOSCIENCE, INC.

Statements of Operations

	Year Ended June 30, 2010	Year Ended June 30, 2009
Total Net Revenues	$32,176	$-

Total Cost of Sales	13,889	-

Gross Profit	18,287	-

Operating Expenses
Selling, general and administrative expenses	65,667	51,721
Amortization and depreciation expense	48,780	48,430
Professional fees	139,759	125,875
Marketing and advertising expense	716,344	60,058
Research and development	109,485	7,966
Salaries	48,081	39,837
Officer's salaries	192,000	192,000

Total Operating Expenses	1,320,116	525,887

Loss from Operations	(1,301,829)	(525,887)

Other Income/(Expense)
Interest income	382	886
Interest expense	(179,509)	-

Total Other Income/(Expense)	(179,127)	886

Net Loss	$(1,480,956)	$(525,001)

Loss per Common Share - Basic
and Diluted	$(0.11)	$(0.05)

Average number of common shares
outstanding basic and diluted	12,896,790	9,788,741

See notes to financial statements.

PURAMED BIOSCIENCE, INC.

Statements of Stockholders’ Equity

	Common Stock		Additional	Deficit
	Shares	Amount	Paid In Capital	Accumulated	Total
Balances at July 1, 2008	6,015,604	$6,015	$712,878	$(570,370)	$148,523

Stock issued for services
@ .30 per share	110,000	110	32,890	-	33,000
Stock issued for note conversion
@ .15 per share	1,803,901	1,804	268,781	-	270,585
Stock issued for note conversion
@ .06 per share	68,334	68	4,032	-	4,100
Stock issued @ .06	3,000,000	3,000	177,000	-	180,000
Stock issued for directors' fees
@ .10 per share	600,000	600	59,400
Net loss				(525,001)	(525,001)
Balances at June 30, 2009	11,597,839	11,597	1,254,981	(1,095,371)	171,207

Stock issued @ $0.25 per share	1,084,000	1,085	269,915	-	271,000
Stock issued @ $0.50 per share	200,000	200	47,779	-	47,979
Stock issued for services
@ $0.25 per share	600,000	600	149,400	-	150,000
Stock issued for services
@ $0.50 per share	220,000	220	109,780	-	110,000
Stock issued for services
@ $1.00 per share	170,000	170	169,830	-	170,000
Stock warrants issued	-	-	532,020	-	532,020
Net loss				(1,480,956)	(1,480,956)
Balances at June 30, 2010	13,871,839	$13,872	$2,533,705	$(2,576,327)	$(28,750)

See notes to financial statements.

PURAMED BIOSCIENCE, INC.

Statements of Cash Flows

	Year Ended June 30, 2010	Year Ended June 30, 2009
Cash Flows from operating activities
Net Loss	$(1,480,956)	$(525,001)

Changes in non cash working capital items:
Stock issued for services	430,000	33,000
Stock issued for director fees	-	60,000
Depreciation	776	425
Amortization	48,004	48,005
Accretion on discount on convertible bond	86,176	-
Beneficial conversion feature	70,000	-
Changes in Operating assets and liabilities:
Accounts receivable	(101)	-
Inventory	(25,453)	(378)
Prepaid expenses	458	(381)
Accounts payable	7,285	4,356
Accrued wages - Officers	(76,695)	185,158
Accrued expenses	290	(629)

Net cash used for operating activities	(940,216)	(195,445)

Cash Flows from investing activities
Patent acquisition costs	(20,338)	(13,674)
Purchase of property and equipment	(2,095)	(580)
Trademark acquisition costs	(3,190)	(2,509)

Net cash used for investing activities	(25,623)	(16,763)

Cash Flows from financing activities
Convertible bond proceeds	570,000	-
Loans from officers	-	84,600
Repayments to Officers for related party loans	-	(15,000)
Proceeds from sale of stock	371,000	180,000

Net cash provided by financing activities	941,000	249,600

Net increase (decrease) in cash	(24,839)	37,392

Cash at Beginning of Period	38,670	1,278

Cash at End of Period	$13,831	$38,670

Supplemental disclosures of noncash investing and financing activities and other cash flow information:
Stock issued for debt and accrued wages	$-	$274,685
Stock warrants issued with convertible debt	$188,999	$-
Interest paid with cash	$23,333	$-

See notes to financial statements.

PURAMED BIOSCIENCE, INC.

Notes to Financial Statements
For the Years Ended June 30, 2010 and 2009

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

PuraMed was incorporated to complete development of certain over-the-counter (OTC) non-prescription medicinal or healthcare products, including PuraMed Migraine, a migraine headache remedy, and PuraMed Sleep, a sleep inducing remedy for insomnia. Past development of these PuraMed OTC products was conducted by PuraMed’s two principal officers, Russell Mitchell and James Higgins.

This is the first quarter that we stopped reporting as a Development Stage Company and began reporting as a Smaller Reporting Company. PuraMed entered the U.S. OTC medicine marketplace commercially in December 2009 by employing “direct to consumer” marketing via a 120-second Television commercial.  A “direct to consumer” print campaign is scheduled for September 2010 which will be followed by broad retail distribution through chain drugs stores, mass merchandisers, and food store chains. PuraMed is currently preparing its initial chain drug store commercial launch of its principal product Lipigesic™ M.  Once the market for the Lipigesic™ M Migraine Headache product is established, the LipiGesic™ PM for Insomnia and LipiGesic™ H for Tension Headaches will be launched commercially.

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

Revenue Recognition Policy

Revenue is recorded on the accrual basis and is records revenues when the following fundamental criteria are met:  (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price to the customer is fixed or determinable and (iv) collection of the resulting receivable is reasonably assured.

Fair Value of Financial Instruments

Cash, receivables, revolving debt, accounts payable, and accrued liabilities are carried at amounts that reasonably approximate their fair value due to the short-term nature of these amounts or due to variable rates of interest that are consistent with current market rates.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets. Estimated lives are three years for computer software and five years for computer hardware.

PURAMED BIOSCIENCE, INC.

Notes to Financial Statements
For the Years Ended June 30, 2010 and 2009

A.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Lipigesic™ Products

Lipigesic™ products consist primarily of the cost of trade secrets, formulas, scientific and manufacturing know-how, trade names, marketing material and other intellectual property and are amortized on a straight-line basis over an estimated life of seven years.

Amortization expense is expected to be $48,004 each year through 2013 and $36,003 for 2014.

The carrying value is reviewed periodically or when factors indicating impairment are present. The impairment loss is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets. The Company believes that no impairment exists at June 30, 2010.

Intangible Assets

Intangible assets consist of legal fees to acquire our trademarks. As of June 30, 2010, the trademark applications have been completed and we are waiting for approval, therefore no amortization has been recorded.

In addition to the trademarks, the Company has completed and filed its final patent application on Lipigesic™ M. We are waiting for approval from the US Patent and Trademark Office, therefore no amortization has been recorded.

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

Stock Based Compensation

The Company accounts for equity instruments issued to non-employees for services and goods under Equity Based Payments to Non-Employees (Topic 505), the equity instruments issued for services or goods are for common shares. These shares or warrants are fully vested, non-forfeitable and fully paid or exercisable at the date of grant and require no future performance commitment by the recipient. The Company expenses the fair market value of these securities over the period in which the Company receives the related services.

Reclassifications

During the year ended June 30, 2008, the Company’s common stock was assigned a par value of $.001. All of the common stock presentations have been reclassified to represent the correct par value presentation.

Reclassifications to the 2009 balances were performed for account groupings on the financial statements in order to more accurately present the professional fees and advertising and marketing expenses, and deferred income taxes and resulting valuation allowance.

PURAMED BIOSCIENCE, INC.

Notes to Financial Statements
For the Years Ended June 30, 2010 and 2009

A.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In August of 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2010-22, Accounting for Various Topics, Technical Corrections to SEC Paragraphs, and Update No. 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies (SEC Update).  In April of 2010, the Financial Accounting Standards Board (FASB) issued Accounting
Standards Update No. 2010-12, Income Taxes (Topic 740): Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts (SEC Update). In February of 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements, and Update No. 2010-08, Technical Corrections to Various Topics. In January of 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2010-04, Accounting for Various Topics, Technical Corrections to SEC Paragraphs (SEC Update).  Adoption of any of these Updates will have no impact on the Company’s financial reporting.  Should any of these updates pertain to the Company, it will comply with its requirements for reporting.

B.	FINANCING ARRANGEMENTS, MANAGEMENT PLANS, AND GOING CONCERN CONSIDERATIONS

Financing Arrangements

As of June 30, 2010, the Company had cash of $13,831 and a working capital deficit of $84,883. Short-term debt accounted for $70,000 and accrued officers’ salaries accounted for $33,003.

We intend to raise the funds needed to implement our plan of operation through both private sales of debt and equity securities. There is no assurance, however, that we will be successful in raising the necessary capital to implement our business plan, either through debt or equity sources.

The Company incurred net losses of $1,480,956 and $525,001, for the years ending June 30, 2010 and 2009, respectively.

Going Concern

At June 30, 2010, the Company had negative working capital of $84,883 and minimal funds needed to accomplish its planned business strategy or support its projected expenses. The Company plans to obtain the needed working capital primarily through sales of its common stock, which there is no assurance it will be able to accomplish. If the Company cannot obtain substantial working capital through common stock sales or other sources (if any), it will be forced to curtail its planned business operations. If the Company is unable to obtain additional financing, its ability to continue as a going concern is doubtful.

C.	INVENTORY

Inventory consists of raw materials and finished goods.  Raw materials are the components, including boxes, inserts, liquid medicine and packaging materials that have not been combined into the final product, ready for sale.  Finished goods are the final product, available for sale.  The following is inventory as of June 30, 2010 and 2009:

	2010	2009
Raw Materials	$8,659	$378
Finished Goods	7,172	0
Total Inventory	$25,831	$378

PURAMED BIOSCIENCE, INC.

Notes to Financial Statements
For the Years Ended June 30, 2010 and 2009

D.	NOTES PAYABLE TRANSACTIONS

On November 13, 2009, the Company issued a convertible bond payable for $500,000.  The bond has an annual interest rate of 8% paid monthly and matures in three years (11/13/2012).  The note was also issued with 75,000 warrants to purchase a share of common stock per warrant at $0.75.  The note is convertible immediately through maturity at $1.00 per share or 500,000 shares of common stock, which created a beneficial conversion feature.  The amount of the beneficial conversion feature was recorded as a discount and will be accredited over the life of the debt.  The warrants issued in conjunction with this note have a three year term, includes a cashless exercise option and are exercisable at $0.75 per share.  The Company performed a valuation of these warrants using the Black-Scholes model, which resulted in a valuation of $104,999.  The following assumptions were used: market price of $1.40, exercise price of $0.75, term of 3 years, interest rate of 1.02%, a dividend rate of 0% and volatility of 510.49%.

On May 3, 2010, the Company issued a convertible bond payable for $70,000.  The bond has an annual interest rate of 8% which accrues monthly and matures in nine months (February 3, 2011).  Using the stated conversion rate, a beneficial conversion feature of $70,000 was calculated and recorded immediately because the note was convertible at anytime.  The following assumptions were used:  market price of $0.99, conversion rate of $0.45, term of nine months and an annual interest rate of 8%.

E.	RELATED PARTY TRANSACTIONS

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

F.	STOCKHOLDER'S EQUITY

During February-March 2009, the Board of Directors authorized the sale of 3,000,000 shares of restricted common stock to two private individual at a price of $0.06 per share.

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

During the year ended June 30, 2010, the Company sold 1,084,000 shares of restricted common stock to twenty-five private individual investors at a rate of $0.25 per share.

The Company issued common stock for services to employees and certain contractors valued at $430,000 for the year ending June 30, 2010.

From July 1, 2009 to December 31, 2009, the Company issued 600,000 shares of restricted common stock to four individuals and three companies for services at a rate of $0.25 per share.

On April 2, 2010, the Company issued 25,000 shares of restricted common stock to two investment groups to terminate an agreement.  Each group was issued 12,500 shares at a rate of $0.50 per share.

PURAMED BIOSCIENCE, INC.

Notes to Financial Statements
For the Years Ended June 30, 2010 and 2009

F.	STOCKHOLDER'S EQUITY (Continued)

On May 7, 2010 the Company issued 15,000 shares of PuraMed common stock based on $0.50 per share to Lincoln Park Capital Fund, LLC.  This stock was paid to Lincoln Park to cover legal expenses associated with completing the documentation necessary for an S-1 stock registration.

On May 7, 2010, the Company issued 30,000 shares of PuraMed common stock based on $0.50 per share to an independent consultant.  The 30,000 shares represent a one time payment to engage the consultant in the areas of providing market awareness services, business advisory, shareholder information and public relations.

On May 24, 2010, the Company signed a $5 million purchase agreement with Lincoln Park Capital Fund, LLC (LPC).  PuraMed received $100,000 under the $5 million dollar commitment in exchange for 200,000 shares of our restricted common stock and Warrants to purchase 100,000 shares of our common stock at an exercise price of $1.25 per share and warrants to purchase 100,000 shares of our common stock at $1.75.  We also entered into a registration rights agreement with LPC whereby we agreed to file a registration statement related to the transaction with the U.S. Securities & Exchange Commission ("SEC") covering the shares that have been issued or may be issued to LPC under the purchase agreement. Pursuant to this registration statement which was effective with the SEC on June 24, we have the right over a 30-month period to sell our shares of common stock to LPC in amounts up to $500,000 per sale, depending on certain conditions as set forth in the purchase agreement, up to the aggregate commitment of $5 million.  In consideration for entering into the $5 million agreement which provides for an additional $4.9 million of future funding, we issued to LPC 150,000 shares of our common stock as a commitment fee and shall issue an equivalent amount of shares pro rata as LPC purchases the additional $4.9 million.  Additional information is contained in the Company’s 8-K filing with the Securities and Exchange Commission dated May 28, 2010.

The following table summarizes our warrant activities for the twelve months ended June 30, 2010:

	Shares	Weighted Average Exercise Price
Outstanding at July 1, 2009	0	$0.00
Issued	275,000	$1.36
Exercised	0	$0.00
Cancelled or expired	0	$0.00
Outstanding at June 30, 2010	275,000	$1.36

On June 10, 2010, the Company issued 170,000 shares of common stock to Media4Equity.  The initial 150,000 shares, priced at $1.00 per share, were compensation shares due initially at the beginning of the contract.  The additional 20,000 shares represent the cost for the monthly execution fee starting on June 15, 2010, and continuing through the term of the agreement. This fee can be paid in cash, stock or a combination thereof.  For the purposes of the agreement the minimum stock price is $1.00 per share and the maximum stock price is based on a calculation using the closing market price of the stock.  Media4Equity promotes companies by writing and placing newspaper articles in major newspapers across the nation.  The agreement has a term of twelve (12) months and it calls for $2 million in advertising based on the placement of the news articles in conjunction with the papers standard rate card.

G.	INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109 “Accounting for Income Taxes,” which provides for an asset and liability approach to accounting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and income tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. The valuation allowances have been established to offset net deferred tax assets due to the uncertainty of their realization.

PURAMED BIOSCIENCE, INC.

Notes to Financial Statements
For the Years Ended June 30, 2010 and 2009

G.	INCOME TAXES (Continued)

A reconciliation of estimated income tax expense (benefit) to the amount of computed using statutory federal rates is as follows:

	Year Ended June 30,
	2010	2009
Tax benefit at federal statutory rate of 35%	$(518,335)	$(183,750)
State taxes net of federal benefit	(74,048)	(26,250)
Permanent and other differences	2,640	0
Change in valuation allowance	589,743	210,000
Provision	$0	$0

No deferred income taxes have been provided for the temporary differences between the financial reporting and income tax basis of the Company due to the valuation allowances outlined below:

	Year Ended June 30,
	2010	2009
	Asset (Liability)	Asset (Liability)
Deferred tax asset - Net operating loss carry forward	$979,576	$370,173
Deferred tax asset – Depreciation	10,218	0
Deferred tax asset – Accrued officer salaries	40,097	69,975
Valuation allowance	(1,029,891)	(440,148)
Net deferred tax asset	$0	$0

The Company has estimated federal and state net operating loss carryforwards of $2,448,941 expiring in the years 2025 through 2028. The estimated tax benefit of these net operating loss carryforwards, based on an effective combined federal and state rate of 40% is $979,576 and $370,173 for the years ending June 30, 2010 and 2009 respectively. The Company has established a valuation allowance equal to the amount of cumulative tax assets. Accordingly, no net deferred tax assets, nor any current or deferred tax benefits, have been recognized at June 30, 2010.

H.	SUBSEQUENT EVENTS

The Company entered into an agreement on June 21, 2010, in which the Company issued a convertible bond payable for $30,000.  Cash for this bond was not received until July 2, 2010.  The bond has an annual interest rate of 8% which accrues monthly and matures in nine months (March 21, 2011).  Using the stated conversion rate, a beneficial conversion feature of $30,000 was calculated and recorded immediately because the note was convertible at anytime.  The following assumptions were used:  market price of $0.70, conversion rate of $0.34, term of nine months and an annual interest rate of 8%.

On July 12, 2010, the Company agreed to provide 30,000 total shares of PuraMed common stock based on $0.50 per share to an independent consultant.  The 30,000 shares represent a total payment to engage the consultant in the areas of providing market awareness services, business advisory, shareholder information and public relations.  The terms of the agreement call for 10,000 shares per month and the term of the agreement is for three months.  A total of 10,000 shares have been paid to date.

On August 2, 2010, pursuant to the S-1 Registration, the Company sold 33,784 shares of common stock at a price of $0.74 each, for total proceeds of $15,000 to Lincoln Park Capital, LLC.  In addition 765 shares were provided to Lincoln Park Capital, LLC as financing commitment shares. This leaves 1,616,216 registered shares available for future sales pursuant to the effective S-1 Registration Statement.

PURAMED BIOSCIENCE, INC.

Notes to Financial Statements
For the Years Ended June 30, 2010 and 2009

H.	SUBSEQUENT EVENTS (Continued)

On August 24, 2010, pursuant to the S-1 Registration, the Company sold an additional 30,000 shares of common stock at a price of $0.50 each, for total proceeds of $15,000 to Lincoln Park Capital, LLC.  In addition 459 shares were provided to Lincoln Park Capital, LLC as financing commitment shares. This leaves 1,586,216 registered shares available for future sales pursuant to the effective S-1 Registration Statement.

On August 26, 2010 the Company issued Media4Equity 20,000 shares of restricted common stock as compensation for the second month of our consulting contract with Media4Equity.