Form 10-Q
period 2010-09-30
Puramed Bioscience Inc.
filed 2010-11-12
CIK 1409565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2010

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

There were 14,119,353 shares of Common Stock outstanding as of November 4, 2010.

PART I – FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

PURAMED BIOSCIENCE, INC.
Condensed Balance Sheets

	September 30,	June 30,
	2010	2010
	(Unaudited)
ASSETS
Current assets
Cash	$15,826	$13,831
Accounts receivable	-	101
Inventory	25,774	25,831
Prepaid expenses	7,896	5,022

Total current assets	49,496	44,785

Property and equipment
Computer software	2,125	2,125
Computer hardware	1,102	1,102
Equipment	665	665
Accumulated depreciation	(1,851)	(1,695)

Net property and equipment	2,041	2,197

Other assets
PuraMed Bioscience products, net of accumulated
amortization of $166,404 and $154,403, respectively	169,627	181,628
Trademarks	12,195	11,100
Patent	43,266	37,386

Total other assets	225,088	230,114

Total assets	$276,625	$277,096

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$53,895	$16,039
Accrued wages - officers'	57,762	33,003
Accrued expenses	5,142	10,626
Short-term debt	138,166	70,000

Total current liabilities	254,965	129,668

Long-term Liabilities
Convertible Bond Payable, net	210,344	176,177

Total Liabilities	465,309	305,845

Stockholders' Equity (Deficit)
Undesignated shares, 5,000,000 shares authorized, none issued	-	-
Common stock, $.001 par value, 45,000,000 shares
authorized, 14,037,612 shares and 13,871,839 shares issued
and outstanding, respectively	14,038	13,872
Additional paid in capital	2,709,717	2,533,705
Accumulated Deficit	(2,912,439)	(2,576,326)

Total stockholders' equity (Deficit)	(188,684)	(28,749)

Total liabilities & stockholders' equity (Deficit)	$276,625	$277,096

See notes to unaudited condensed financial statements.

PURAMED BIOSCIENCE, INC.
Unaudited Condensed Statements of Operations

	Three months ended
	September 30, 2010	September 30, 2009

Total Net Revenue	$3,603	$-

Total Cost of Sales	2,754	-

Gross profit	849	-

Operating expenses
Selling, general and administrative expenses	15,733	12,134
Amortization and depreciation expense	12,157	12,147
Marketing and advertising expense	88,089	101,498
Professional fees	45,561	18,628
Research and development	750	9,846
Salaries	14,304	7,498
Officers' salaries	48,000	48,000

Total operating expenses	224,594	209,751

Loss from operations	(223,745)	(209,751)

Other expense
Interest income	1	-
Interest expense	(112,369)	-

Total other expense	(112,368)	-

Net loss	$(336,113)	$(209,751)

Loss per common share - basic and diluted	$(0.02)	$(0.02)

Average number of common shares outstanding basic and diluted	13,942,557	11,950,665

See notes to unaudited condensed financial statements.

PURAMED BIOSCIENCE, INC.
Unaudited Condensed Statements of Cash Flows

	Three months ended
	September 30, 2010	September 30, 2009

Cash flows from operating activities
Net loss	$(336,113)	$(209,751)

Changes on non cash working capital items:
Stock issued for services	46,178	20,000
Depreciation	156	147
Amortization	12,001	12,000
Accretion on discount on convertible bonds	34,167	-
Beneficial conversion feature	65,000	-
Changes in operating assets and liabilities:
Accounts receivable	101	-
Inventory	57	(518)
Prepaid expenses	(2,874)	(582)
Accounts payable	37,856	25,426
Accrued wages - officers	24,759	8,310
Accrued expenses	(2,318)	7,025

Net cash used for operating activities	(121,030)	(137,943)

Cash flows from investing activities
Patent acquisition costs	(5,880)	(144)
Purchase of property and equipment	-	(1,188)
Trademark acquisition costs	(1,095)	(705)

Net cash used for investing activities	(6,975)	(2,037)

Cash Flows from financing activities
Convertible bond proceeds	65,000	-
Proceeds from sale of stock	65,000	129,500

Net cash provided by financing activities	130,000	129,500

Net (decrease) increase in cash	1,995	(10,480)

Cash at beginning of period	13,831	38,670

Cash at end of period	$15,826	$28,190

Supplemental disclosures of noncash investing and financing activities and other cash flow information:
Interest paid with cash	$10,000	$-

See notes to unaudited condensed financial statements.

PURAMED BIOSCIENCE, INC.
Notes to Condensed Unaudited Financial Statements
For the Three Months Ended September 30, 2010 and 2009

A.  Basis of Presentation

The condensed balance sheet as of September 30, 2010, the condensed statements of operations and cash flows for the three month periods ended September 30, 2010 and 2009 have been prepared by PuraMed Bioscience, Inc. (the "Company") without audit.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2010 and the results of operations and cash flows for the three month periods ended September 30, 2010 and 2009 presented herein have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  These financial statements should be read in conjunction with the Company's financial statements and notes thereto for the fiscal year ended June 30, 2010 included in the Annual Report on Form 10-K of the Company filed with the SEC on September 28, 2010.

B.  Going Concern

At September 30, 2010, the Company had negative working capital of $205,469, and minimal funds needed to accomplish its planned business strategy or support its projected expenses.  The Company plans to obtain the needed working capital primarily through sales of both equity and debt securities, for which there is no assurance it will be able to accomplish.  If the Company cannot obtain substantial working capital through common stock sales or other sources (if any), it will be forced to curtail its planned business operations.  If the Company is unable to obtain additional financing, its ability to continue as a going concern is doubtful.

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

PURAMED BIOSCIENCE, INC.
Notes to Condensed Unaudited Financial Statements
For the Three Months Ended September 30, 2010 and 2009

D.  Inventory

Inventory consists of raw materials and finished goods.  Raw materials are the components, including boxes, inserts, liquid medicine and packaging materials that have not been combined into the final product, ready for sale.  Finished goods are the final product, available for sale.  The following is inventory as of September 30, 2010 and June 30, 2010:

	September 30, 2010	June 30, 2010
Raw Materials	$18,659	$18,659
Finished Goods	7,115	7,172
Total Inventory	$25,774	$25,831

E.  Notes Payable Transactions

On November 13, 2009, the Company issued a convertible bond payable for $500,000.  The bond has an annual interest rate of 8% paid monthly and matures in three years (11/13/2012).  The note was also issued with 75,000 warrants to purchase a share of common stock per warrant at $0.75.  The note is convertible immediately through maturity at $1.00 per share or 500,000 shares of common stock, which created a beneficial conversion feature.  The amount of the beneficial conversion feature, $305,000, was recorded as a discount and will be accreted over the life of the debt.  The warrants issued in conjunction with this note have a three year term, includes a cashless exercise option and are exercisable at $0.75 per share.  The Company performed a valuation of these warrants using the Black-Scholes model, which resulted in a valuation of $104,999.  The following assumptions were used: market price of $1.40, exercise price of $0.75, term of 3 years, interest rate of 1.02%, a dividend rate of 0% and volatility of 510.49%.

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

On June 21, 2010, the Company issued a convertible bond payable for $30,000.  The bond has an annual interest rate of 8% which accrues monthly and matures in nine months (March 21, 2011).  Using the stated conversion rate, a beneficial conversion feature of $30,000 was calculated and recorded immediately because the note was convertible at anytime.  The following assumptions were used:  market price of $0.70, conversion rate of $0.34, term of nine months and an annual interest rate of 8%.

On September 14, 2010, the Company issued a convertible bond payable for $35,000.  The bond has an annual interest rate of 8% which accrues monthly and matures in nine months (June 14, 2011).  Using the stated conversion rate, a beneficial conversion feature of $35,000 was calculated and recorded immediately because the note was convertible at anytime.  The following assumptions were used:  market price of $0.51, conversion rate of $0.32, term of nine months and an annual interest rate of 8%.

PURAMED BIOSCIENCE, INC.
Notes to Condensed Unaudited Financial Statements
For the Three Months Ended September 30, 2010 and 2009

F.  Related Party Transactions

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

G.  Stockholder’s Equity

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

PURAMED BIOSCIENCE, INC.
Notes to Condensed Unaudited Financial Statements
For the Three Months Ended September 30, 2010 and 2009

G.  Stockholder’s Equity (Continued)

The following table summarizes our warrant activities as of September 30, 2010:

	Shares	Weighted Average Exercise Price
Outstanding at July 1, 2009	0	$0.00
Issued	275,000	$1.36
Exercised	0	$0.00
Cancelled or expired	0	$0.00
Outstanding at September 30, 2010	275,000	$1.36

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

On July 12, 2010, the Company agreed to provide 30,000 total shares of PuraMed common stock based on $0.50 per share to an independent consultant.  The terms of the agreement call for 10,000 shares per month for three months.  On August 24, 2010, the Company issued 10,000 of the 30,000 shares.

On August 2, 2010, pursuant to the S-1 Registration, the Company sold 33,784 shares of common stock at a price of $0.74 each, for total proceeds of $25,000 to Lincoln Park Capital, LLC.  In addition 765 shares were provided to Lincoln Park Capital, LLC as financing commitment shares. This leaves 1,616,216 registered shares available for future sales pursuant to the effective S-1 Registration Statement.

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

On July 14, 2010 and August 26, 2010 the Company issued Media4Equity 20,000 shares of restricted common stock, a total of 40,000 shares, as compensation for the second and third months of our consulting contract with Media4Equity.

On September 16, 2010, pursuant to the S-1 Registration, the Company sold 50,000 shares of common stock at a price of $0.50 each, for total proceeds of $25,000 to Lincoln Park Capital, LLC.  In addition 765 shares were provided to Lincoln Park Capital, LLC as financing commitment shares. This leaves 1,536,216 registered shares available for future sales pursuant to the effective S-1 Registration Statement.

PURAMED BIOSCIENCE, INC.
Notes to Condensed Unaudited Financial Statements
For the Three Months Ended September 30, 2010 and 2009

H.  Subsequent Events

On October 6, 2010, the Company issued 20,000 shares of common stock to an independent consultant, pursuant to the agreement signed on July 12, 2010.  A total of 30,000 shares have been paid.

On October 6, 2010, pursuant to the S-1 Registration, the Company sold 60,741 shares of common stock at a price of $0.41 each, for total proceeds of $25,000 to Lincoln Park Capital, LLC.  In addition, 765 shares were provided to Lincoln Park Capital, LLC as financing commitment shares. This leaves 1,475,475 registered shares available for future sales pursuant to the effective S-1 Registration Statement.

ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read and considered along with our condensed financial statements and related notes included in this 10-Q.  These financial statements were prepared in accordance with United States Generally Accepted Accounting Principles (U.S. GAAP).  This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ substantially from those anticipated in these forward-looking statements as a result of various factors including those set forth in the “Risk Factors” section of our Form 10-K filing for fiscal year ending June 30, 2010 filed with the SEC on September 28, 2010.

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

Overview of Business

The Company is engaged in the business of developing and marketing a line of non-prescription medicinal or healthcare products to be marketed through various retail channels under the Lipigesic™ brand and trademark.  In an effort to add continuity to all of the PuraMed Bioscience™ products, the Company trademarked the brand name Lipigesic™.  The Company has recently completed all product development and design packaging for its initial two products, LipiGesic™ M (Migraine) and LipiGesic™ PM (Insomnia), and began their commercial introduction to the marketplace by the fourth quarter of calendar 2009.

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

Results of Operations

Comparison of Operations for Three Months Ended September 30, 2010 and 2009

Revenues

Revenues were $3,603 and $0 for the three months ended September 30, 2010 and 2009, respectively.  The increase in revenue is due to the commercialization of our Lipigesic™ M migraine product.  Product sales began in December 2009.

Cost of Sales

Cost of sales was $2,754 and $0 for the three months ended September 30, 2010 and 2009, respectively.  The increase in cost of sales is due to the activities associated with the commercialization of our Lipigesic™ M migraine product.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2010 and 2009 were $15,733 and $12,134, respectively. Selling, general and administrative expenses for fiscal 2010 increased compared to fiscal 2009 due to the commercial rollout of the Lipigesic™ M product in December 2009.

Amortization and Depreciation

Amortization and depreciation expenses for the three months ended September 30, 2010 and 2009 were $12,156 and $12,147, respectively, which are similar.

Marketing and Advertising Expense

Marketing and advertising expense for the three months ended September 30, 2010 and 2009 were $88,089 and $101,498, respectively. Expenses for 2009 were higher due to one-time payments for the development of a two-minute television commercial and establishment of ecommerce websites.

Professional Fees

Professional fees for the three months ended September 30, 2010 and 2009 were $45,561 and $18,628, respectively, which increase was due primarily to increased audit expenses.  Professional fees consist of consulting, audit, legal, directors and transfer agent fees.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2010 and 2009 were $750 and $9,846, respectively.  The reduction in research and development expenses was due to a reduction in expenses regarding a clinical study and product testing.

Salaries

Salaries for the three months ended September 30, 2010 and 2009 were $14,304 and $7,498, respectively.  Increased salaries are due primarily to additional hourly staff requirements.

Officer Salaries

Officer salaries for the three months ended September 30, 2010 and 2009 were $48,000.

Interest Expense

Interest expense for the three months ended September 30, 2010 and 2009 was $112,369 and $0, respectively.  The increase in interest expense was due to the actual interest paid on the convertible notes obtained in fiscal year 2010, the accretion of debt discount and beneficial conversion features contained therein.

Net Losses

Net losses for the three months ended September 30, 2010 and 2009 were $336,113 and $209,751, respectively. These increased losses were due primarily to commencement of commercial operations to market our developed products and noncash interest expense.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2010, the Company had limited cash of $15,826 and a working capital deficit of $205,469 of which $138,166 is attributed to short-term convertible debt.

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

The carrying value is reviewed periodically or when factors indicating impairment are present.  The impairment loss is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets.  The Company believes that no impairment exists at September 30, 2010.

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

PART II. – OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During July through September 30, 2010, the Company, through private transactions, offered and sold 165,773 shares of common stock to unrelated private investors for a total of $176,178 net of offering expenses.  Sale of these common shares was deemed exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.  No advertising or general solicitation was involved and these shares were offered only to the individual purchasers.  Moreover, the stock certificates for these shares are legended to prevent further transfer, resale or other disposition unless registered under applicable securities laws or exempt from such registration.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

See Exhibit Index below

Exhibit Index
Quarterly report on Form 10-Q
For the quarter ended September 30, 2010

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
______________
*Filed herewith

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURAMED BIOSCIENCE, INC.

Date: November 10, 2010	By:	/s/ Russell W. Mitchell
Russell W. Mitchell
CEO

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature
Date: November 10, 2010
	By:	/s/ Russell W. Mitchell
Russell W. Mitchell, Director
(principal executive officer)

Date: November 10, 2010
	By:	/s/ James W. Higgins
James W. Higgins, Director
(principal financial officer)