Form 10-Q
period 2010-12-31
Puramed Bioscience Inc.
filed 2011-02-14
CIK 1409565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED DECEMBER 31, 2010

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

There were 15,787,668 shares of Common Stock outstanding as of February 9, 2011.

PART I – FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

PURAMED BIOSCIENCE, INC.
Condensed Balance Sheets

	December 31,	June 30,
	2010	2010
	(Unaudited)
ASSETS
Current Assets
Cash	$12,312	$13,831
Accounts Receivable	160	101.00
Inventory	25,661	25,831
Prepaid Expenses	6,372	5,022
Total Current Assets	44,505	44,785

Property and Equipment
Computer Software	2,125	2,125
Computer Hardware	1,102	1,102
Equipment	665	665
Accumulated Depreciation	(2,005)	(1,695)
Net Property and Equipment	1,887	2,197

Other Assets
PuraMed Bioscience Products, net of accumulated
amortization of $178,405 and $154,404, respectively	157,626	181,628
Trademarks	13,079	11,100
Patent	45,637	37,386
Total other assets	216,342	230,114

Total assets	$262,734	$277,096

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$98,397	$16,039
Accrued Wages - Officers'	108,243	33,003
Accrued Expenses	2,183	10,626
Short-term Debt	67,133	70,000
Total Current Liabilities	275,956	129,668

Long-term Liabilities
Convertible Bond Payable, net	244,510	176,177

Total Liabilities	520,466	305,845

Stockholders' Equity (Deficit)
Undesignated shares, 5,000,000 shares authorized, none issued	-	-
Common Stock, $.001 par value, 45,000,000 shares
authorized, 15,112,487 shares and 13,871,839 shares issued
and outstanding, respectively	15,112	13,872
Additional paid in capital	2,844,007	2,533,705
Deficit accumulated	(3,116,851)	(2,576,326)

Total Liabilities and Stockholders' Equity (Deficit)	(257,732)	(28,749)

Total Liabilities & Stockholders' Equity	$262,734	$277,096

See notes to unaudited condensed financial statements.

PURAMED BIOSCIENCE, INC.
Unaudited Condensed Statements of Operations

	Three months ended		Six months ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
Total Net Revenues	$1,869	$2,567	$5,472	$2,567

Cost of sales	753	289	3,507	289

Gross profit	1,116	2,278	1,965	2,278

Operating expenses
Selling, general and administrative expenses	15,782	17,927	31,515	30,063
Amortization and depreciation expense	12,155	12,207	24,312	24,355
Marketing and advertising expense	56,311	99,534	144,400	201,029
Professional fees	13,407	37,475	58,968	56,103
Research and development	140	28,157	890	38,003
Salaries	13,616	12,505	27,920	20,003
Officers' salaries	48,000	48,000	96,000	96,000
Total operating expenses	159,411	255,805	384,005	465,556

Loss from operations	(158,295)	(253,527)	(382,040)	(463,278)

Other income / (expense)
Interest income	-	98	1	98
Interest expense	(46,117)	(21,176)	(158,486)	(21,176)

Total other expense	(46,117)	(21,078)	(158,485)	(21,078)

Net loss	$(204,412)	$(274,605)	$(540,525)	$(484,356)

Loss per common share - basic and diluted	$(0.01)	$(0.02)	$(0.04)	$(0.04)

Average number of common shares outstanding basic and diluted	14,298,419	12,857,056	14,120,488	12,403,861

See notes to unaudited condensed financial statements.

PURAMED BIOSCIENCE, INC.
Unaudited Condensed Statements of Cash Flows

	Six months ended
	December 31, 2010	December 31, 2009
Cash flows from operating activities
Net loss	$(540,525)	$(484,356)

Changes on non cash working capital items:
Stock issued for services	63,242	150,000
Depreciation	310	353
Amortization	24,002	24,002
Accretion on discount on convertible bond	68,333	17,843
Beneficial conversion feature	65,000	-
Changes in operating assets and liabilities:
Accounts receivable	(59)	(130)
Payroll tax receivable	-	(145)
Inventory	170	(29,598)
Prepaid expenses	(1,350)	(656)
Accounts payable	82,358	801
Accrued wages - officers	75,240	(93,919)
Accrued expenses	(3,510)	(2,556)
Net cash used for operating activities	(166,789)	(418,361)

Cash flows from investing activities
Patent acquisition costs	(8,251)	(711)
Purchase of property and equipment	-	(2,095)
Trademark acquisition costs	(1,979)	(1,477)
Net cash used for investing activities	(10,230)	(4,283)

Cash Flows from financing activities
Convertible bond proceeds	65,000	500,000
Proceeds from sale of stock	107,000	271,000
Stock warrants issued with sale of common stock	3,500	-
Net cash provided by financing activities	175,500	771,000

Net (decrease) increase in cash	(1,519)	348,356
Cash at beginning of period	13,831	38,670

Cash at end of period	$12,312	$387,026

Supplemental disclosures of noncash investing and
financing activities and other cash flow information:
Beneficial conversion feature on convertible debt	$-	$305,000
Stock warrants issued with convertible debt	$-	$104,999
Short-term debt converted to common stock	$72,800	$-
Interest paid with cash	$20,000	$3,333

See notes to unaudited condensed financial statements.

PURAMED BIOSCIENCE, INC.
Notes to Condensed Unaudited Financial Statements
For the Six Month Periods Ended December 31, 2010 and 2009

A.  Basis of Presentation

The condensed balance sheet as of December 31, 2010, the condensed statements of operations for the three and six month periods ended December 31, 2010 and 2009 and the condensed statements of cash flows for the six month periods ended December 31, 2010 and 2009 have been prepared by PuraMed Bioscience, Inc. (the "Company") without audit.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of December 31, 2010 and the results of operations and cash flows for the three and six month periods ended December 31, 2010 and 2009 presented herein have been made.

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

B.  Going Concern

At December 31, 2010, the Company had a negative working capital of $231,451, and requires additional funds to accomplish its planned business strategy or support its projected expenses.  The Company plans to obtain the needed working capital primarily through sales of both equity and debt securities, which there is no assurance it will be able to accomplish.  If the Company cannot obtain substantial working capital through common stock sales or other sources (if any), it will be forced to curtail or cease its planned business operations.  If the Company is unable to obtain additional financing, its ability to continue as a going concern is doubtful.

C.  Accounting Policies

Loss per common share - Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding.  Diluted loss per common share assumes the exercise of stock options and warrants using the treasury stock method, if dilutive.

Recently Enacted Accounting Standards

In December 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2010-28—Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force) In August of 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2010-22, Accounting for Various Topics, Technical Corrections to SEC Paragraphs, and Update No. 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies (SEC Update).  In April of 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2010-12, Income Taxes (Topic 740): Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts (SEC Update). Adoption of any of these Updates will have no impact on the Company’s financial reporting.  Should any of these updates pertain to the Company, it will comply with its requirements for reporting.

PURAMED BIOSCIENCE, INC.
Notes Condensed to Unaudited Financial Statements
For the Six Month Periods Ended December 31, 2010 and 2009

D.  Inventory

Inventory consists of raw materials and finished goods.  Raw materials are the components, including boxes, inserts, liquid medicine and packaging materials that have not been combined into the final product, ready for sale.  Finished goods are the final product, available for sale.  The raw materials inventory will be assembled and placed in finished goods inventory when that amount is significantly reduced. Due to the lack of degradation of the material, no adjustment for obsolesce is necessary.  The following is inventory as of December 31, 2010 and June 30, 2010:

	December 31, 2010	June 30, 2010
Raw Materials	$18,659	$18,659
Finished Goods	7,002	7,172
Total Inventory	$25,661	$25,831

E.  Notes Payable Transactions

On November 13, 2009, the Company issued a convertible bond payable for $500,000.  The bond has an annual interest rate of 8% paid monthly and matures on November 13, 2012.  The note was also issued with 75,000 warrants to purchase a share of common stock per warrant at $0.75.  The note is convertible immediately through maturity at $1.00 per share or 500,000 shares of common stock, which created a beneficial conversion feature.  The amount of the beneficial conversion feature, $305,000, was recorded as a discount and will be accreted over the life of the debt.  The warrants issued in conjunction with this note have a three year term, includes a cashless exercise option and are exercisable at $0.75 per share.  The Company performed a valuation of these warrants using the Black-Scholes model, which resulted in a valuation of $104,999.  The following assumptions were used: market price of $1.40, exercise price of $0.75, term of 3 years, interest rate of 1.02%, a dividend rate of 0% and volatility of 510.49%.

On May 3, 2010, the Company issued a convertible bond payable for $70,000.  The bond has an annual interest rate of 8% which accrues monthly and matures on February 3, 2011.  Using the stated conversion rate, a beneficial conversion feature of $70,000 was calculated and recorded immediately because the note was convertible at anytime.  The following assumptions were used:  market price of $0.99, conversion rate of $0.45, term of nine months and an annual interest rate of 8%.  During the quarter ended December 31, 2010, the note was fully converted for 811,467 shares of common stock.

On June 21, 2010, the Company issued a convertible bond payable for $30,000.  The bond has an annual interest rate of 8% which accrues monthly and matures on March 21, 2011.  Using the stated conversion rate, a beneficial conversion feature of $30,000 was calculated and recorded immediately because the note was convertible at anytime.  The following assumptions were used:  market price of $0.70, conversion rate of $0.34, term of nine months and an annual interest rate of 8%.

On September 14, 2010, the Company issued a convertible bond payable for $35,000.  The bond has an annual interest rate of 8% which accrues monthly and matures on June 14, 2011.  Using the stated conversion rate, a beneficial conversion feature of $35,000 was calculated and recorded immediately because the note was convertible at anytime.  The following assumptions were used:  market price of $0.51, conversion rate of $0.32, term of nine months and an annual interest rate of 8%.

PURAMED BIOSCIENCE, INC.
Notes Condensed to Unaudited Financial Statements
For the Six Month Periods Ended December 31, 2010 and 2009

F.  Stockholder’s Equity

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

PURAMED BIOSCIENCE, INC.
Notes to Condensed Unaudited Financial Statements
For the Six Months Ended December 31, 2010 and 2009

F.  Stockholder’s Equity (Continued)

On July 12, 2010, the Company agreed to provide 30,000 total shares of PuraMed common stock based on $0.50 per share to an independent consultant.  The terms of the agreement call for 10,000 shares per month for three months.  On August 24, 2010, the Company issued 10,000 of the 30,000 shares.  The remaining 20,000 shares were issued on October 6, 2010.

During August to October 2010, pursuant to the S-1 Registration, the Company sold a total of 174,760 shares of common stock at prices ranging from $0.41 to $0.74 per share, for total proceeds of $90,000 to Lincoln Park Capital, LLC.  In addition 2,754 shares were provided to Lincoln Park Capital, LLC as financing commitment shares. This leaves 1,475,475 registered shares available for future sales pursuant to the effective S-1 Registration Statement.

On July 14, 2010 and August 26, 2010 the Company issued Media4Equity 20,000 shares of restricted common stock, a total of 40,000 shares, at a rate of $1.00 per share, as compensation for the second and third months of our consulting contract with Media4Equity.

In December 2010, the Company issued 45,000 shares of common stock to three independent consultants for services, valued at $0.15 per share.

During the quarter ended December 31, 2010, the Company sold 70,000 shares of restricted common stock with warrants for $10,500, $7,000 for stock and $3,500 for the warrants, to a private investor at a rate of $0.30 per unit, of which there are two shares of common stock and one warrant share per unit.

During the quarter ended December 31, 2010, the Company sold 66,667 shares of restricted common stock for $10,000, to a private investor at a rate of $0.15 per share.

On May 3, 2010, the Company issued a convertible bond payable for $70,000.  During the quarter ended December 31, 2010, the note was fully converted for 811,467 shares of common stock.

G.  Subsequent Events

On January 17, 2011, the Company issued a convertible bond payable for $75,000.  The bond has an annual interest rate of 8% which accrues monthly and matures on October 17, 2011.

On June 21, 2010, the Company issued a convertible bond payable for $30,000.  During January 2011, the note was fully converted for 356,181 shares of common stock.

On January 24, 2011, the Company issued 125,000 shares of common stock to three independent consultants for services valued at $0.15 per share.

During January 2011, the Company sold 194,000 shares of common stock to four private investors at a rate of $0.15 per share.

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

Overview of Business

The Company is engaged in the business of developing and marketing a line of non-prescription medicinal or healthcare products to be marketed through various retail channels under the Lipigesic™ brand and trademark. In an effort to add continuity to all of the PuraMed Bioscience™ products, the Company trademarked the brand name Lipigesic™. The Company has completed all product development and design packaging for its initial three products, LipiGesic™ M (Migraine), LipiGesic™ PM (Insomnia), and LipiGesic™ H (Tension Headache), and began their commercial introduction to the marketplace.

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

The Company entered the OTC healthcare products marketplace by employing “direct to consumer” marketing via television commercials and print articles.  This will be followed by broad retail distribution through mainstream drug store chains, mass merchandisers, and food chains. PuraMed is currently undergoing substantial activities directed toward its initial commercial launch of Lipigesic™ brand products.  In addition to the direct response advertising campaign, PuraMed is now preparing its public relations effort utilizing it clinical evidence.  The company also plans to implement a robust Social Marketing effort utilizing popular social internet sites like Facebook, YouTube, Twitter, and the abundance of “blogs”to drive consumers and revenue by obtaining access to large audiences and influencers.   In addition to a strong consumer emphasis, this program will have a major component that promotes our Lipigesic™ M product directly to the medical professionals who treat headaches.

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
PuraMed will also employ website and toll-free telephone access in conjunction with its TV direct response campaigns. A Social Media Campaign conducted on the internet via popular internet networking sites will also be implemented to drive customers to our eCommerce websites. PuraMed began Phase One Rollout during late fourth quarter of calendar year 2009.

Phase Two Rollout:  Retail Drugstores. PuraMed expects to drive consumer awareness and product sales from its direct response marketing phase coupled with its Social Marketing Plan to reach both consumers and medical professionals by the second quarter of 2011. It will then begin marketing through approximately 25,000 retail drugstores already targeted by PuraMed, including Walgreens, Rite Aid, CVS and others. Due to PuraMed’s management having extensive and good relationships with targeted retail outlets for PuraMed products, PuraMed believes it has the ability to place its products on the shelf in all its targeted retail outlets.

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

Cost of Sales

Cost of sales consists of merchant fees, material, packaging and freight costs for the units sold.

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

Professional fees consist of audit, legal, transfer agent, consulting and directors fees.

Salaries include payments to our office manager and corporate controller.

Officers’ salaries include payroll to our Chief Executive Officer and our Chief Financial Officer.

Comparison of Operations for Three Months Ended December 31, 2010 and 2009

Revenue

Revenue for the three months ended December 31, 2010 were $1,869 compared to $2,567 for the three months ended December 31, 2009.  Revenue decreased because of reduced advertising.

Cost of Sales

Cost of sales for the three months ended December 31, 2010 were $753, compared to $289 for the three months ended December 31, 2009.  The cost of sales increased due to increased merchant fees and shipping costs.

Gross profit

The gross profit for the three months ended December 31, 2010 was $1,116, compared to $2,278 for the three months ended December 31, 2009.  The decrease is due to the reduction in sales and increase in cost of sales expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were similar at $15,782 and $17,927 for the three months ended December 31, 2010 and 2009, respectively.

Amortization and Depreciation

Amortization and depreciation expenses for the three months ended December 31, 2010 and 2009 were similar at $12,155 compared to $12,207.

Marketing and Advertising Expense

Marketing and advertising expense for the three months ended December 31, 2010 were $56,311 compared to $99,534 for the three months ended December 31, 2009, which was due to the start up costs of our initial commercial product launch in 2009.

Professional Fees

Professional fees for the three months ended December 31, 2010 were $13,407 compared to $37,475 for the three months ended December 31, 2009, which was due to the increased legal and consulting fees for the initial launch of the product.

Research and Development Expenses

Research and development expenses for the three months ended December 31, 2010 were $140 compared to $28,157 for the three months ended December 31, 2009, which was due to the clinical study initiated in December 2009.

Salaries

Salaries for the three months ended December 31, 2010 were $13,616 compared to $12,505 for the three months ended December 31, 2009, which is attributed to the fluctuation of hours worked by administrative personal in the previous period.

Officers’ Salaries

Officer salaries for the three months ended December 31, 2010 and 2009 were the same being $48,000 for each period.

Interest Expense

Interest expense for the three months ended December 31, 2010 and 2009 were $55,567 and $21,176, respectively.  The increase in the expense is attributed to the additional convertible notes and the beneficial conversion features credited to those notes.

Net Losses

Net losses for the three months ended December 31, 2010 were $204,412 compared to $274,605 for the three months ended December 31, 2009.  The losses in 2009 were due to increased expenses related to the initial commercial rollout of our LipiGesic M migraine product.

Comparison of Operations for Six Months Ended December 31, 2010 and 2009

Revenue

Revenue for the six months ended December 31, 2010 were $5,472 compared to $2,567 for the six months ended December 31, 2009.  Revenue increased due to a full six months of income compared to the start-up of sales in December 2009.

Cost of Sales

Cost of sales for the six months ended December 31, 2010 were $3,507, compared to $289 for the six months ended December 31, 2009.  Cost of sales increases are due to a full six months of expenses and increases in merchant fees and shipping costs compared to the start-up of sales in December 2009.

Gross Profit

The gross profit for the six months ended December 31, 2010 was $1,965, compared to $2,278 for the six months ended December 31, 2009.  The gross profit decrease is due to a full six months of income, with reduced advertising and increases in merchant fees and shipping costs compared to the start-up of sales in December 2009.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were similar at $31,515 and $30,063 for the six months ended December 31, 2010 and 2009, respectively.

Amortization and Depreciation

Amortization and depreciation expenses for the six months ended December 31, 2010 and 2009 were similar at $24,312 compared to $24,355.

Marketing and Advertising Expense

Marketing and advertising expense for the six months ended December 31, 2010 were $144,400 compared to $201,029 for the six months ended December 31, 2009, which was due to our initial commercial product launch in 2009.

Professional Fees

Professional fees were similar at $58,968 and $56,103 for the six months ended December 31, 2010 and 2009, respectively.

Research and Development Expenses

Research and development expenses for the six months ended December 31, 2010 were $890 compared to $38,003 for the six months ended December 31, 2009, which was due to the clinical study initiated in December 2009.

Salaries

Salaries for the six months ended December 31, 2010 were $27,920 compared to $20,003 for the six months ended December 31, 2009, which is attributed to the fluctuation of hours worked by administrative personal in the previous period.

Officers’ Salaries

Officer salaries for the six months ended December 31, 2010 and 2009 were the same being $96,000 for each period.

Interest Expense

Interest expense for the six months ended December 31, 2010 and 2009 were $158,486 and $21,176, respectively.  The increase in the expense is attributed to the additional convertible notes and the beneficial conversion features credited to those notes.

Net Losses

Net losses for the six months ended December 31, 2010 were $540,525 compared to $484,356 for the six months ended December 31, 2009.  These increased losses in 2010 were due to increased operational expenses related to our LipiGesic M migraine product.

Financial Condition, Liquidity and Capital Resources

As of December 31, 2010, the Company had cash of $12,312 and negative working capital of $231,451.

As in the past, we intend to raise the funds needed to implement our plan of operation through both private sales of debt and equity securities. There is no assurance, however, that we will be successful in raising the necessary capital to implement our business plan, either through debt or equity sources.

PuraMed’s current business strategy is to continue development and promotion of its initial non-prescription consumer healthcare products in order to complete the first phase of their commercial retail drug chain introduction by the end of the third quarter of calendar year 2011 with product expected on the initial retailer shelves in the second quarter of 2011. PuraMed’s primary goal is to achieve continual material growth of Lipigesic™ product sales through mainstream drug, mass merchandiser and food retail channels while at the same time promoting Lipigesic™ brand awareness to realize substantial profitability as soon as possible. To implement this strategy, PuraMed intends to execute the following activities during the next twelve months:

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

Upon publication, we believe that the evidence from the clinical trial could provide the company with a number of enhanced public relations opportunities across a broad spectrum. Our clinical study on LipiGesic M was conducted by three of the top clinical researchers in the country who are well respected for their contribution to the development of breakthrough treatments for migraine and other types of headaches. We believe that the involvement of these researchers, along with publication in a top ranked medical journal will provide the company with a high level of credibility within the mainstream media along with a strong position promoting directly to the medical professionals.

The direct to consumer public relations campaign will include the development of a Video News Release (VNR) featuring our highly respected research team explaining the structure and the outcomes of the study along with additional materials for distribution to the radio and print channels. Additionally, marketing through the social media over the internet is expected to play a key role in the dissemination of the results and the company is laying the groundwork for that effort.

Promotion to the medical community will utilize the published results of the study which are expected to help promote LipiGesic M as a new non-prescription abortive therapy which offers a broad range of advantages over the current first line prescription abortive treatment. The company expects to exhibit and detail the product at key medical conferences throughout the country focusing on headache and primary care specialists. These specialists would include medical doctors, osteopathic physicians, physician assistants and nurse practitioners. Additionally, the company expects to partner with key national organizations specializing in headache disorders as well as regional groups and support networks.

Commercialize PuraMed Products – PuraMed’s primary focus for the first quarter of calendar year 2011 will be to complete a plan to promote the results of our clinical trial if they prove to be favorable.  In addition, the scheduling of medical conventions to present and promote the results of our clinical study to doctors and medical professionals who have the ability to drive consumer demand for our products.  The company also plans to implement a robust Social Marketing effort utilizing popular social internet sites like Facebook, YouTube, Twitter, and the abundance of “blogs” to drive consumers and revenue by obtaining access to large audiences and influencers.  In addition our eCommerce website www.lipigesic.com will continue to be promoted via Direct Response Marketing and our Social Media Marketing efforts. PuraMed has obtained all vendors, suppliers and subcontract third parties needed for its planned production, packaging and raw material, and will continue to identify and obtain alternate sources for PuraMed product inventories.

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
$2,150,000

Critical Accounting Policies

The foregoing discussion should be considered in conjunction with our unaudited condensed financial statements and related notes included in this quarterly report.  These financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP).

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

The carrying value is reviewed periodically or when factors indicating impairment are present.  The impairment loss is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets.  The Company believes that no impairment exists at December 31, 2010.

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

Part II.  Other Information

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During October through December 31, 2010, the Company, through private transactions, offered and sold 136,667 shares of common stock to two individual investors for a total of $20,500 net of offering expenses.  Sale of these common shares was deemed exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.  No advertising or general solicitation was involved and these shares were offered only to the individual purchasers who are accredited investors.  Moreover, the stock certificates for these shares are legended to prevent further transfer, resale or other disposition unless registered under applicable securities laws or exempt from such registration.

During December 2010, the Company issued 45,000 shares of common stock to two individual consultants at $0.15 per share.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

See Exhibit Index below Exhibit Index Quarterly report on Form 10-Q For the quarter ended December 31, 2010

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith