Form 10-K/A
period 2010-06-30
Puramed Bioscience Inc.
filed 2011-02-22
CIK 1409565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining financial control over financial reporting as defined under the Exchange Act.  Our Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals.  Because of inherent limitations, a system of internal control over financial reporting may not detect or prevent misstatements, no matter how well conceived and operated.  Moreover, any projections of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2010.  Based on this assessment, our management believes that the Company has maintained effective control over financial reporting as of June 30, 2010.  This annual report on Form 10-K does not include an attestation report from our registered public accounting firm regarding internal control over financial reporting, since our report was not subject to attestation by our public accounting firm pursuant to temporary rules of the SEC which permit us to provide only our management’s report.

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

PURAMED BIOSCIENCE, INC.

Date: February 15, 2011	By:	/s/ Russell W. Mitchell
Russell W. Mitchell CEO

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 15, 2011	By:	/s/ Russell W. Mitchell
Russell W. Mitchell, Director (principal executive officer)

Date: February 15, 2011	By:	/s/ James W. Higgins
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