Form 10-Q
period 2011-03-31
Puramed Bioscience Inc.
filed 2011-05-16
CIK 1409565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2011

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

There were 17,645,143 shares of Common Stock outstanding as of May 13, 2011.

PART I – FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

PURAMED BIOSCIENCE, INC.
Condensed Balance Sheets

	March 31,	June 30,
	2011	2010
	(Unaudited)
ASSETS

Current Assets
Cash	$1,475	$13,831
Accounts Receivable	57	101
Inventory	25,597	25,831
Prepaid Expenses	4,076	5,022
Total Current Assets	31,205	44,785

Property and Equipment
Computer Software	2,125	2,125
Computer Hardware	1,102	1,102
Equipment	665	665
Accumulated Depreciation	(2,159)	(1,695)
Net Property and Equipment	1,733	2,197

Other Assets
PuraMed Bioscience Products, net of accumulated
amortization of $190,406 and $154,404, respectively	145,625	181,628
Trademarks	13,308	11,100
Patent	52,112	37,386
Total other assets	211,045	230,114

Total assets	$243,983	$277,096

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$128,750	$16,039
Accrued Wages - Officers'	135,693	33,003
Accrued Expenses	24,558	10,626
Short-term Debt	85,000	70,000
Total Current Liabilities	374,001	129,668

Long-term Liabilities
Convertible Bond Payable, net	278,677	176,177

Total Liabilities	652,678	305,845

Stockholders' Equity (Deficit)
Undesignated shares, 5,000,000 shares authorized, none issued	-	-
Common Stock, $.001 par value, 45,000,000 shares
authorized, 17,130,143 shares and 13,871,839 shares issued
and outstanding, respectively	17,130	13,872
Additional paid in capital	3,175,289	2,533,705
Accumulated Deficit	(3,601,114)	(2,576,326)

Total Stockholders' Equity (Deficit)	(408,695)	(28,749)

Total Liabilities & Stockholders' Equity (Deficit)	$243,983	$277,096

See notes to unaudited condensed financial statements.

PURAMED BIOSCIENCE, INC.
Unaudited Condensed Statements of Operations

	Three months ended		Nine months ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
Total Net Revenues	$911	$24,054	$6,384	$26,622

Cost of sales	362	7,798	3,870	8,104

Gross profit	549	16,256	2,514	18,518

Operating expenses
Selling, general and administrative expenses	25,637	19,140	57,153	49,195
Amortization and depreciation expense	12,156	12,257	36,467	36,612
Marketing and advertising expense	49,629	174,134	194,030	375,163
Professional fees	153,285	30,390	212,253	86,493
Research and development	38,967	47,918	39,857	85,922
Salaries	36,016	14,354	63,936	34,357
Officers' salaries	48,000	48,000	144,000	144,000
Total operating expenses	363,690	346,193	747,696	811,742

Loss from operations	(363,141)	(329,937)	(745,182)	(793,224)

Other income / (expense)
Interest income	-	250	2	348
Interest expense	(121,123)	(44,167)	(279,608)	(65,342)

Total other expense	(121,123)	(43,917)	(279,606)	(64,994)

Net loss	$(484,264)	$(373,854)	$(1,024,788)	$(858,218)

Loss per common share - basic
and diluted	$(0.03)	$(0.03)	$(0.07)	$(0.07)

Average number of common shares
outstanding basic and diluted	15,778,714	13,281,839	14,665,161	12,692,248

See notes to unaudited condensed financial statements.

PURAMED BIOSCIENCE, INC.
Unaudited Condensed Statements of Cash Flows

	Nine months ended
	March 31, 2011	March 31, 2010
Cash flows from operating activities
Net loss	$(1,024,788)	$(858,218)

Changes on non cash working capital items:
Stock issued for services	236,241	150,000
Depreciation	464	609
Amortization	36,003	36,003
Accretion on discount on convertible bond	102,500	52,009
Beneficial conversion feature	140,000	-
Changes in operating assets and liabilities:
Accounts receivable	44	(61)
Payroll tax receivable	-	(145)
Inventory	234	(29,647)
Prepaid expenses	946	845
Accounts payable	112,711	44,924
Accrued wages - officers	102,690	(91,360)
Accrued expenses	17,932	(4,367)
Net cash used for operating activities	(275,023)	(699,408)

Cash flows from investing activities
Patent acquisition costs	(14,726)	(13,118)
Purchase of property and equipment	-	(2,095)
Trademark acquisition costs	(2,208)	(2,387)
Net cash used for investing activities	(16,934)	(17,600)

Cash Flows from financing activities
Convertible bond proceeds	140,000	500,000
Proceeds from sale of stock	127,401	271,000
Stock warrants issued with sale of common stock	12,200	-
Net cash provided by financing activities	279,601	771,000

Net (decrease) increase in cash	(12,356)	53,992
Cash at beginning of period	13,831	38,670

Cash at end of period	$1,475	$92,662

Supplemental disclosures of noncash investing and
financing activities and other cash flow information:
Beneficial conversion feature on convertible debt	$-	$305,000
Stock warrants issued with convertible debt	$-	$104,999
Short-term debt converted to common stock	$129,000	$-
Interest paid with cash	$16,667	$13,333

See notes to unaudited condensed financial statements.

PURAMED BIOSCIENCE, INC.
Notes to Condensed Unaudited Financial Statements
For the Nine Month Periods Ended March 31, 2011 and 2010

A.  Basis of Presentation

The condensed balance sheet as of March 31, 2011, the condensed statements of operations for the three and nine month periods ended March 31, 2011 and 2010 and the condensed statements of cash flows for the nine month periods ended March 31, 2011 and 2010 have been prepared by PuraMed Bioscience, Inc. (the "Company") without audit.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2011 and the results of operations and cash flows for the three and nine month periods ended March 31, 2011 and 2010 presented herein have been made.

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

B.  Going Concern

At March 31, 2011, the Company had a negative working capital of $342,796, and requires additional funds to accomplish its planned business strategy or support its projected expenses.  The Company plans to obtain the needed working capital primarily through sales of both equity and debt securities, which there is no assurance it will be able to accomplish.  If the Company cannot obtain substantial working capital through common stock sales or other sources (if any), it will be forced to curtail or cease its planned business operations.  If the Company is unable to obtain additional financing, its ability to continue as a going concern is doubtful.

C.  Accounting Policies

Loss per common share - Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding.  Diluted loss per common share assumes the exercise of stock options and warrants using the treasury stock method, if dilutive.

Product Amortization – PuraMed Bioscience™ products consist primarily of the cost of trade secrets, formulas, scientific and manufacturing know-how, trade names, marketing material and other intellectual property and are amortized on a straight-line basis over an estimated useful life of seven years.

Recently Enacted Accounting Standards

In December 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2010-28—Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force). In August of 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2010-22, Accounting for Various Topics, Technical Corrections to SEC Paragraphs, and Update No. 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies (SEC Update).  In April of 2010, FASB issued Accounting Standards Update No. 2010-12, Income Taxes (Topic 740): Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts (SEC Update). Adoption of any of these Updates will have no impact on the Company’s financial reporting.  Should any of these updates pertain to the Company, it will comply with its requirements for reporting.

PURAMED BIOSCIENCE, INC.
Notes Condensed to Unaudited Financial Statements
For the Nine Month Periods Ended March 31, 2011 and 2010

D.  Inventory

Inventory consists of raw materials and finished goods.  Raw materials are the components, including boxes, inserts, liquid medicine and packaging materials that have not been combined into the final product, ready for sale.  Finished goods are the final product, available for sale.  The raw materials inventory will be assembled and placed in finished goods inventory when that amount is significantly reduced. Due to the lack of degradation of the material, no adjustment for obsolescence is necessary.  The following is inventory as of March 31, 2011 and June 30, 2010:

	March 31, 2011	June 30, 2010
Raw Materials	$18,659	$18,659
Finished Goods	6,938	7,172
Total Inventory	$25,597	$25,831

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

On June 21, 2010, the Company issued a convertible bond payable for $30,000.  The bond has an annual interest rate of 8% which accrues monthly and matures on March 21, 2011.  Using the stated conversion rate, a beneficial conversion feature of $30,000 was calculated and recorded immediately because the note was convertible at anytime.  The following assumptions were used:  market price of $0.70, conversion rate of $0.34, term of nine months and an annual interest rate of 8%.  During the quarter ended March, 31, 2011, the note was fully converted for 356,181 shares of common stock.

On September 14, 2010, the Company issued a convertible bond payable for $35,000.  The bond has an annual interest rate of 8% which accrues monthly and matures on June 14, 2011.  Using the stated conversion rate, a beneficial conversion feature of $35,000 was calculated and recorded immediately because the note was convertible at anytime.  The following assumptions were used:  market price of $0.51, conversion rate of $0.32, term of nine months and an annual interest rate of 8%.  During the quarter ended March 31, 2011, $25,000 of the note was converted to 314,141 shares of common stock.

PURAMED BIOSCIENCE, INC.
Notes Condensed to Unaudited Financial Statements
For the Nine Month Periods Ended March 31, 2011 and 2010

E.  Notes Payable Transactions (Continued)

On January 18, 2011, the Company issued a convertible bond payable for $75,000.  The bond has an annual interest rate of 8% which accrues monthly and matures on September 18, 2011.  Using the stated conversion rate, a beneficial conversion feature of $75,000 was calculated and recorded immediately because the note was convertible at anytime.  The following assumptions were used:  market price of $0.22, conversion rate of $0.10, term of nine months and an annual interest rate of 8%.

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
For the Nine Months Ended March 31, 2011 and 2010

F.  Stockholder’s Equity (Continued)

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

During the quarter ended December 31, 2010, the Company sold 70,000 shares of restricted common stock with warrants for $10,500, $7,000 for stock and $3,500 for the warrants, to a private investor at a rate of $0.30 per unit, of which there are two shares and one warrant per unit.

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

During the quarter ended March 31, 2011, the Company issued 170,000 shares of common stock for $25,500 to three independent consultants for services, valued at $0.15 per share.

During the quarter ended March 31, 2011, the Company sold 20,000 shares of common stock for $3,000 to a private investor at a rate of $0.15 per share.

PURAMED BIOSCIENCE, INC.
Notes to Condensed Unaudited Financial Statements
For the Nine Months Ended March 31, 2011 and 2010

F.  Stockholder’s Equity (Continued)

During the quarter ended March 31, 2011, the Company sold 174,000 shares of restricted common stock with warrants for $26,100, $17,400 for stock and $8,700 for the warrants, to a private investor at a rate of $0.30 per unit, of which there are two shares and one warrant per unit.

During the quarter ended March 31, 2011, the Company issued 150,000 shares of restricted common stock for a total of $22,500 to its employees for services at a rate of $0.15 per share.

On March 25, 2011, the Company issued 800,000 shares of PuraMed common stock based on $0.15 per share to be divided equally among its two board of director members, Messrs. Mitchell and Higgins in consideration for their serving on the Board of Directors for the current year.

On March 25, 2011, the Company issued 33,334 shares of restricted common stock to an attorney for legal services rendered to the company.  These shares were valued at $0.15 per shares for a total value of $5,000.

On September 14, 2010, the Company issued a convertible bond payable for $35,000.    During the quarter ended March 31, 2011, $25,000 of the note was converted to 314,141 shares of common stock.

G.  Subsequent Events

In April 2011, the Company issued 500,000 shares of restricted common stock in the amount of $75,000 to Russell Mitchell for the successful completion of the clinical study and the subsequent approval of the study into a nationally acclaimed medical journal, to be released later this year.  The shares are valued at $0.15 per share.

In April 2011, the Company issued 15,000 share of restricted common stock in the amount of $2,250 to a consultant for services.  The shares are valued at $0.15 per share.

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

In late 2006, PuraMed’s former parent company decided to spin off its PuraMed subsidiary and related healthcare products business. Accordingly, on April 12, 2007, Wind Energy America, Inc. affected a spin-off of PuraMed to shareholders of Wind Energy America, Inc. on a pro rata dividend basis of one common share of PuraMed for each five common shares of Wind Energy America, Inc. Since April 12, 2007, effective date of the spin-off, PuraMed and Wind Energy America, Inc. have operated separately, with their respective managements, businesses, assets and capital structures being completely independent from each other.

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

In addition to the direct response advertising campaign, PuraMed is now preparing its public relations effort utilizing the evidence from its recently completed clinical study.  The clinical study design was a double blind, placebo controlled, multi-site study measuring the effectiveness of LipiGesic™ M for the treatment of acute migraine attacks.  The company recently announced that their independent clinical study of LipiGesic™ M has been accepted for publication in a top-ranked medical journal.

The company plans to implement a robust Social Marketing effort utilizing popular social internet sites like Facebook, YouTube, Twitter, and the abundance of “blogs”to drive consumers and revenue by obtaining access to large audiences and influencers.   In addition to a strong consumer emphasis, this program will have a major component that promotes our Lipigesic™ M product directly to the medical professionals who treat headaches.

The Company intends to continue to develop and grow its intellectual property portfolio which is expected to substantially enhance shareholder value. Our scientific team has gained significant and exciting evidence from its initial research and management, which we expect will assist us in the development of a new generation of botanically derived anti-inflammatory and pain management products with broad applications.

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

Comparison of Operations for Three Months Ended March 31, 2011 and 2010

Revenue

Revenue for the three months ended March 31, 2011 were $911 compared to $24,054 for the three months ended March 31, 2010.  Revenue decreased because of reduced direct response advertising.

Cost of Sales

Cost of sales for the three months ended March 31, 2011 were $362, compared to $7,798 for the three months ended March 31, 2010.  The cost of sales decreased due to increased merchant fees and shipping costs in the prior comparison period.

Gross profit

The gross profit for the three months ended March 31, 2011 was $549, compared to $16,256 for the three months ended March 31, 2010.  The reduction in gross profit is due to the decrease in direct response advertising.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were similar at $25,637 and $19,140 for the three months ended March 31, 2011 and 2010, respectively.

Amortization and Depreciation

Amortization and depreciation expenses for the three months ended March 31, 2011 and 2010 were similar at $12,156 compared to $12,257.

Marketing and Advertising Expense

Marketing and advertising expense for the three months ended March 31, 2011 were $49,629 compared to $174,134 for the three months ended March 31, 2010.  The decrease in the expenses was due to a reduction in our direct response marketing campaign launched in December 2009.

Professional Fees

Professional fees for the three months ended March 31, 2011 were $153,285 compared to $30,390 for the three months ended March 31, 2010.  The increase was due primarily to the increased in professional fees attributed to the commercialization of our LipiGesic M migraine product.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2011 were $38,967 compared to $47,918 for the three months ended March 31, 2010.  The entire expense was attributed to the clinical study initiated in December 2009.

Salaries

Salaries for the three months ended March 31, 2011 were $36,016 compared to $14,354 for the three months ended March 31, 2010, which is attributed to the fluctuation of hours worked by administrative personal in the previous period.

Officers’ Salaries

Officer salaries for the three months ended March 31, 2011 and 2010 were the same being $48,000 for each period.

Interest Expense

Interest expense for the three months ended March 31, 2011 and 2010 were $121,123 and $44,167, respectively.  The increase in the expense is attributed to the notes used to finance the Company.

Net Losses

Net losses for the three months ended March 31, 2011 were $484,264 compared to $373,854 for the three months ended March 31, 2010.  These increased losses in 2011 were due to increased operational expenses related to the commercialization of our LipiGesic M migraine product.

Comparison of Operations for Nine Months Ended March 31, 2011 and 2010

Revenue

Revenue for the nine months ended March 31, 2011 were $6,384 compared to $26,622 for the nine months ended March 31, 2010.  Revenue decreased due to reduced direct response advertising.

Cost of Sales

Cost of sales for the nine months ended March 31, 2011 were $3,870, compared to $8,104 for the nine months ended March 31, 2010.  The cost of sales decreased due to increased merchant fees and shipping costs in the prior comparison period.

Gross Profit

The gross profit for the nine months ended March 31, 2011 was $2,514, compared to $18,518 for the nine months ended March 31, 2010.  The reduction in gross profit is due to the decrease in direct response advertising.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were similar at $57,151 and $49,195 for the nine months ended March 31, 2011 and 2010, respectively.

Amortization and Depreciation

Amortization and depreciation expenses for the nine months ended March 31, 2011 and 2010 were similar at $36,467 compared to $36,612.

Marketing and Advertising Expense

Marketing and advertising expense for the nine months ended March 31, 2011 were $194,030 compared to $375,163 for the nine months ended March 31, 2010.  The decrease in the expenses was due to a reduction in our direct response marketing campaign launched in December 2009.

Professional Fees

Professional fees were $212,253 and $86,493 for the nine months ended March 31, 2011 and 2010, respectively.  The increase was due primarily to the increased in professional fees attributed to the commercialization of our LipiGesic M migraine product.

Research and Development Expenses

Research and development expenses for the nine months ended March 31, 2011 were $39,857 compared to $85,922 for the nine months ended March 31, 2010.  The entire expense was attributed to the clinical study initiated in December 2009.

Salaries

Salaries for the nine months ended March 31, 2011 were $39,857 compared to $34,357 for the nine months ended March 31, 2010, which is attributed to the fluctuation of hours worked by administrative personal in the previous period.

Officers’ Salaries

Officer salaries for the nine months ended March 31, 2011 and 2010 were the same being $144,000 for each period.

Interest Expense

Interest expense for the nine months ended March 31, 2011 and 2010 were $279,608 and $65,342, respectively.  The increase in the expense is attributed to the notes used to finance the Company.

Net Losses

Net losses for the nine months ended March 31, 2011 were $1,024,788 compared to $858,218 for the nine months ended March 31, 2010.  These increased losses in 2011 were due to increased operational expenses related to the commercialization of our LipiGesic M migraine product.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2010, the Company had cash of $1,475 and negative working capital of $342,796.

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

The carrying value is reviewed periodically or when factors indicating impairment are present.  The impairment loss is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets.  The Company believes that no impairment exists at March 31, 2011.

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

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During January through March 31, 2011, the Company, through private transactions, offered and sold 194,000 shares of common stock to four individual investors for a total of $29,100 net of offering expenses.  Sale of these common shares was deemed exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.  No advertising or general solicitation was involved and these shares were offered only to the individual purchasers who are accredited investors.  Moreover, the stock certificates for these shares are legended to prevent further transfer, resale or other disposition unless registered under applicable securities laws or exempt from such registration.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

See Exhibit Index below
Exhibit Index
Quarterly report on Form 10-Q
For the quarter ended March 31, 2011

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

PURAMED BIOSCIENCE, INC.

Date: May 12, 2011	By:	/s/ Russell W. Mitchell
Russell W. Mitchell, CEO

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:		Signature

Date: May 12, 2011	By:	/s/ Russell W. Mitchell
Russell W. Mitchell, Director
(principal executive officer)

Date: May 12, 2011	By:	/s/ James W. Higgins
James W. Higgins
(principal financial officer)