Form 10-K
period 2011-06-30
Puramed Bioscience Inc.
filed 2011-09-28
CIK 1409565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K
———————

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2011

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

The aggregate market value of the Common Stock held by nonaffiliates of the Registrant as of September 26, 2011 was approximately $5,187,252 based upon the closing price of the Registrant’s Common Stock on such date.

There were 20,187,563 shares of Common Stock outstanding as of September 26, 2011.

DOCUMENTS INCORPORATED BY REFERENCE: (6) Six

Transitional Small Business Disclosure Format (check one).   YES  ☐  NO ☑

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

Overview of Business

The Company is engaged in the business of developing and marketing a line of non-prescription medicinal or healthcare products to be marketed through various retail channels under the LipiGesic® brand and trademark. In an effort to add continuity to all of the PuraMed Bioscience™ products, the Company trademarked the brand name LipiGesic®. The Company has recently completed all product development and design packaging for its initial three products, LipiGesic® M (Migraine), LipiGesic® PM (Insomnia), and LipiGesic® H (Tension Headache).

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

The Company entered the Over-The-Counter healthcare products marketplace in December 2009 by employing “direct to consumer” marketing for its migraine remedy via television commercials and print articles.   The Company is currently undergoing substantial activities to gain broad retail distribution through mainstream drug store chains, mass merchandisers, and food chains directed toward its initial commercial launch of LipiGesic®M Migraine Headache product.  In addition to the direct response advertising campaign, PuraMed is now implementing its marketing campaign utilizing its successful clinical study.  The Company is executing our marketing campaign utilizing our Clinical Trials to overcome consumer and retailer skepticism and provide third party validation of our migraine products efficacy.  The Company’s marketing effort will have a strong consumer emphasis including a Social Marketing Campaign, Medical community detailing and sampling, Continuing Medical Education (CME) program for doctors and pharmacists, Medical conference participation and Celebrity endorsements.

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

LipiGesic® M

LipiGesic® M provides acute relief from migraine headaches, and contains the herbs feverfew and ginger as principal ingredients. PuraMed believes that its specific formulation of these herbs for its migraine remedy is unique and proprietary, providing relief from these severe headaches in minutes. The Company believes it will capture a material segment of the huge migraine headache remedy market. We believe that Americans spend in excess of $6 billion annually on headache pain relievers, and that over half of sufferers of migraine headaches rely exclusively on non-prescription medications.

We believe that at least 50 million Americans suffer from chronic migraine headaches with over 20 million of them having “severe” migraine conditions. Thus migraine headaches constitute a severe and disabling condition for millions of people. We further believe that the economic burden alone to the U.S. economy is in excess of $20 billion annually.

LipiGesic® M is effective, available as a non-prescription remedy, provides a side effect profile similar to placebo, and at a significantly lower cost compared to more expensive prescription migraine drugs.

LipiGesic® PM

LipiGesic® PM is a new class of non-prescription sleep aid without any known side effects, and contains a proprietary blend of natural ingredients including Valerian, St. John’s Wort, and Chamomile. We believe that the proprietary blend of these ingredients provides an effective remedy for insomnia and other sleep disorders. The non-prescription sleep aid market features products based on antihistamines which are designed to treat allergies.

Accordingly, the LipiGesic® PM product provides a wide open market opportunity for an effective, natural alternative to prescription medications, which are somewhat addictive and often cause withdrawal symptoms and other side effects. We have priced LipiGesic® PM as a premium sleep aid product, which provides us with a projected gross margin of approximately 80%. This large margin should leave us substantial room for ample introductory promotion, product allowances and other incentives conducive to achieving rapid market penetration.

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

LipiGesic® H

LipiGesic® H provides relief for tension-type headaches which affect up to 90% of Americans at some point in their lives. LipiGesic® H is a unique sublingually delivered formulation utilizing acetylsalicylic acid and St. John’s Wort.

The combination of these two ingredients provides for not only pain relief but, also relief from the anxiety that often exacerbates that pain. Current nonprescription tension headache pills often take up to an hour to begin working and they often exhibit unwanted and dangerous side effects including stomach damage, liver damage and rebound headaches. Prescription formulations often list even more dangerous side effects and are significantly more expensive.

Due to the use of sublingual delivery, the LipiGesic® H formulation can provide a safer, faster acting alternative while also dramatically reducing the potential for harmful side effects. LipiGesic® H will offer the hundreds of millions of Americans who suffer from tension type headaches relief that is superior while also lowering their cost and risks of harmful side effects.

Future LipiGesic® Products

We have completed development of additional non-prescription products, which we intend to launch commercially over the next couple years after establishing a solid market for our initial three products. These other PuraMed products include:

LipiGesic® Smoker’s Pal – provides relief from the symptoms associated with nicotine withdrawal with the added benefit of an appetite suppressant.

LipiGesic® RLS – provides relief of problematic leg cramps associated with Restless Leg Syndrome (RLS) affecting a large segment of the population in the U.S.

LipiGesic® GI – provides relief of symptoms associated with nighttime reflux disorders.

LipiGesic® CS – provides fast relief for canker sore outbreaks.

When introduced commercially, these other products will be packaged and branded much like the initial LipiGesic® products, since we intend to devote substantial efforts and resources toward gaining a favorable and consistent brand and packaging for all PuraMed products to attempt to make them instantly recognizable on retail store shelves.

Sublingual Delivery System

The LipiGesic® M, LipiGesic® PM, and LipiGesic® H are non-prescription, liquid medications that will be absorbed under-the tongue known as “sublingual.” The use of sublingual delivery provides fast relief for whatever ailment or condition is being treated. Unlike the majority of pills and medications absorbed through the stomach directly, PuraMed products are placed and absorbed directly under the tongue. Advantages of sublingual dispensing of drugs and medications include faster acting absorption for quick relief, improved efficacy, less stomach upset, and fewer side effects.

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

Successful Outcome of Clinical Trial

 The outcome of our clinical study coupled with the publication of the manuscript in the peer reviewed-medical journal Headache, The Journal of Head and Face Pain has proved to be very successful.  It has and is expected to continue to provide us with numerous marketing and promotion opportunities that could significantly help with the retail launch of our LipiGesic® M migraine product.

Sales and Marketing

PuraMed intends to launch its initial three products commercially through the following three-phase process:

Phase One Rollout: Direct Response. PuraMed has utilized a 60- and 120-second Direct Response Television commercial to introduce its migraine product marketed under our LipiGesic® M brand name to the American consumer. After refining the initial message during 2010 we anticipate a nationwide roll-out of the commercial will follow. To that end PuraMed has engaged Consumer Marketing Directives (CMD) as our strategic advisor.  CMD offers a broad range of campaign management services that encompasses all aspects of direct to consumer advertising. PuraMed will also employ website and toll-free telephone access in conjunction with its TV direct response campaigns. PuraMed began a nationwide direct response print campaign that started in Mid-September 2010.  PuraMed has commenced and completed its Phase One Rollout on its migraine headache remedy.

Phase Two Rollout: Retail Drugstores. The Company is currently undergoing substantial activities to gain broad retail distribution for its migraine remedy through mainstream drug store chains, mass merchandisers, and food chains.  It has begun negotiations with national retail chains Walgreens and CVS.  The company’s Phase Two retail rollout for its migraine remedy will include approximately 18,000 retail drugstores already targeted by PuraMed, including Walgreens, CVS, Rite Aid and others. Due to PuraMed’s management having extensive and good relationships with targeted retail outlets for PuraMed products, PuraMed believes it has the ability to place its products on the shelf in all its targeted retail outlets.

Phase Three Rollout: Further Retail Outlets. A few months after beginning the Phase Two Rollout for its migraine remedy, PuraMed will launch Phase Three which will consist of expanding the retail placement of its migraine product in an additional 21,000 targeted retail outlets including mass merchandisers such as Wal-Mart and Target, food store chains such as SuperValu, Kroger and Safeway, and additional well-known regional drugstores.

PuraMed has selected its targeted retailers according to various material criteria, including cost of entry, geography, demographics and consumer preference.

After achieving material initial distribution for PuraMed products, PuraMed will initiate a comprehensive and ongoing promotional campaign directed toward consumer groups it has identified from its product rollouts.

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

Employees and Facilities

PuraMed has four employees including its two executive officers, an office manager and a financial controller. PuraMed anticipates hiring one or more experienced marketing personnel to support the upcoming commercial launches of its initial products.

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

We have a limited operating history primarily involved in product development, and we have just commenced generating commercial revenues to date.

Through June 30, 2011, we have experienced cumulative losses of $4,083,834 and we expect to continue to incur material losses until we produce and sell our healthcare products in sufficient volume to attain profitability, which there is no assurance will ever happen. Our operations are particularly subject to the many risks and uncertainties inherent in the start-up and early stages of a business enterprise without any commercial operating history. There can be no assurance that our business plan will prove successful.

If we are unable to obtain significant additional financing as needed, our business plan most likely will be unsuccessful.

Our ability to succeed commercially will depend in large part on our being able to raise significant additional financing. Without significant additional financing from either debt or equity sources, we cannot implement our business plan to engage in commercial operations. We have negative cash flow from our business and do not anticipate any positive cash flow until we have met our initial revenue goals. Accordingly, we are completely dependent upon raising additional funding for our operations, which we plan to do through our available equity or debt sources. There can be no assurance, however, that we will succeed in obtaining any material funding through either equity or debt sources.

Our ability to generate future revenues will depend upon a number of factors, some of which are beyond our control.

These factors include the rate of acceptance of our healthcare products, competitive pressure in our industry, effectiveness of our marketing structure, adapting to changing customer preferences, and general economic trends. We cannot forecast accurately what our revenues will be in future periods.  Our operations have been limited to designing and developing our products, establishing our initial marketing network, the initial commercializing of our LipiGesic® M migraine product, obtaining suppliers for raw materials and packaging and outsourcing future production of our healthcare products. These past activities only provide a limited basis to assess our ability to succeed in commercializing our healthcare products.

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

The future growth and success of our business will depend substantially upon our ability to protect our trademarks, trade names, and any future patent right, and to preserve our trade secrets. We hold trademark rights, (including our logo design), for the use of our PuraMed Company name and the LipiGesic® brand, and we have applied for certain patent rights. There is no assurance, however, that any future trademark, patent or other registration will result in a registered and protectable right. Moreover, there is no assurance that competitors or other users of similar rights will not challenge our brands or future patent rights. If one or more challenges against us are successful, we could be forced to discontinue use of our brand or withdraw challenged products, which would then harm us seriously.

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

Our current management team owns approximately 37% of our outstanding stock and thus most likely controls our company and they may make material decisions with which other shareholders disagree.

Our two executive officers, Messrs. Mitchell and Higgins, own 37% of our outstanding common stock, resulting in their most likely having the ability to control all transactions requiring shareholder approval, including the election and removal of directors, significant mergers or other business combinations, any significant acquisitions or dispositions of assets, and any changes in controls of our company.

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

ITEM 4.  REMOVED AND RESERVED

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock trades on the OTCQB Tier of the OTC Markets Group Inc electronic interdealer quotation system.  The following quotes represent the high and low recent sales prices as reported by the OTCQB.  These quotes reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

	Fiscal Year Ended June 30, 2011		Fiscal Year Ended June 30, 2010
	High	Low	High	Low
Quarter ended September 30th	$0.90	$0.41	$1.01	$0.18
Quarter ended December 31st	$0.60	$0.15	$1.99	$0.21
Quarter ended March 31st	$0.50	$0.16	$1.02	$0.55
Quarter ended June 30th	$0.80	$0.16	$1.19	$0.51

Shareholders

As of August 16, 2011, the Company had approximately 374 shareholders of record.

Dividends

The Company did not declare or pay any cash dividends on its common stock during the last two fiscal years ended June 30, 2011 and 2010, and does not expect to pay cash dividends for the foreseeable future.

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

There were no issuer repurchases by the Company during the fiscal year ended June 30, 2011.

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

Results of Operations for the Fiscal Years Ended June 30, 2011 and 2010

Revenues

Revenues were $8,593 and $32,176 for the fiscal years ended June 30, 2011 and 2010.  The revenue decrease is due to the decrease in sales associated with the discontinuation of the of the direct response television commercial.

Cost of Sales

Cost of Sales was $7,395 and $13,889 for the fiscal years ended June 30, 2011 and 2010.  The decrease in cost of sales is due to the decrease in orders associated with the discontinuation of the of the direct response television commercial.  The increase in percentage change is due to increased freight and merchant costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the fiscal year ended June 30, 2011 were $79,592 compared to $65,667 for the year ended June 30, 2010. Selling, general and administrative expenses for fiscal 2011 increased somewhat compared to fiscal 2010 due to slight increases in bank fees, IT costs, and payroll taxes.

Amortization and Depreciation

Amortization and depreciation expenses for the fiscal year ended June 30, 2011 were $48,635 compared to $48,780 for the fiscal year ended June 30, 2010, which are similar.

Professional Fees

Professional fees for the fiscal year ended June 30, 2011 were $301,308 compared to $139,759 for the fiscal year ended June 30, 2010, which increase was due primarily to increased banking fees, Board of Director Fees, legal fees and audit expenses.  Professional fees consist of consulting, audit, legal, directors and transfer agent fees.

Marketing and Advertising Expense

Marketing and advertising expense for the fiscal year ended June 30, 2011 were $329,978 compared to $716,344 for the fiscal year ended June 30, 2010. Decreased expenses for 2011 are due primarily to the media costs associated with the discontinuation of the of the direct response television commercial.

Research and Development Expenses

Research and development expenses for the fiscal year ended June 30, 2011 were $59,004 compared to $109,485 for the fiscal year ended June 30, 2010. The decrease research and development expenses were due to the expenses associated with the clinical study in the prior year.

Salaries

Salaries for the fiscal year ended June 30, 2011 were $77,775 compared to $48,081 for the fiscal year ended June 30, 2010.  The slight increase in the salaries was due to a stock bonus for the staff.

Officer Salaries

Officer salaries for the fiscal years ended June 30, 2011 and 2010 were $192,000 for each year were the same.

Interest Expense

Interest expense for the fiscal year ended June 30, 2011 was $432,312 compared to $179,509 for the fiscal year ended June 30, 2010.  The increase in interest expense was due to the interest paid on the convertible notes obtained in fiscal years 2011 and 2010.

Gain/(Loss) on Derivative Liability

The gain on derivative liability is the difference in value using the Black-Scholes formula for the warrants between the date issued and June 30, 2011.  The amount for 2011 was $96,731, there were no derivative liabilities recorded in 2010.

Day One Loss in Derivative Liability

The change in derivative liability uses the Black-Scholes formula and the result of the proceeds received being less than the value of the warrants.  The amount for 2011 was $84,835, there were no derivative liabilities recorded in 2010.

Net Losses

Net losses for the fiscal year ended June 30, 2011 were $1,507,508 compared to $1,480,956 for the fiscal year ended June 30, 2010 were similar.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2011, the Company had cash of $93,879 and a working capital deficit of $244,162.

As in the past, we intend to raise the funds needed to implement our plan of operation through both private sales of debt and equity securities. There is no assurance, however, that we will be successful in raising the necessary capital to implement our business plan, either through debt or equity sources.

Plan Of Operation

PuraMed’s current business strategy is to continue development and promotion of its initial non-prescription consumer healthcare products in order to commence their commercial retail drug chain introduction by the end of the 4th quarter of calendar year 2011 with product expected on the initial retailer shelves in the fourth quarter of 2011. PuraMed’s primary goal is to achieve continual material growth of LipiGesic® product sales through mainstream drug, mass merchandiser and food retail channels while at the same time promoting LipiGesic® brand awareness to realize substantial profitability as soon as possible. To implement this strategy, PuraMed intends to execute the following activities during the next twelve months:

The Successful Outcome of the Clinical Trial - The outcome of our clinical study coupled with the publication of the manuscript in the peer reviewed-medical journal “Headache, The Journal of Head and Face Pain” has proved to be very successful.  It has and is expected to continue to provide us with numerous marketing and promotion opportunities that could significantly help with the retail launch of our LipiGesic® M migraine product.  PuraMed is in the process of executing a detailed marketing plan that focuses on the medical community since the successful outcome of our clinical study trial supports such actions.  Medical marketing efforts geared toward doctors, physician’s assistants, pharmacists, etc. has and is expected to continue to be very lucrative as a component in our overall marketing strategy.

Commercialize PuraMed Products – PuraMed’s primary focus for the remainder of calendar year 2011 will be to gain distribution with one or more national chain drug stores.  In addition, the Company will be implementing a marketing campaign utilizing its successful clinical study.  The Company has begun the execution of our marketing campaign utilizing our Clinical Trials to overcome consumer and retailer skepticism and provide third party validation of our migraine products efficacy.  The Companies marketing efforts will have a strong consumer emphasis including a Social Marketing campaign, medial community detailing and sampling, Continuing Medical Education (CME) program for doctors and pharmacists, Medical conference participation and Celebrity endorsements.   In addition our website and eCommerce efforts will be enhanced to optimize our internet sales as a result of our new marketing campaign.  PuraMed also has plans to test direct response radio advertising and upgrade its Social Marketing efforts that include Facebook, Twitter, and YouTube.

Expansion of Sales and Marketing Activities – PuraMed will continue to expand upon its marketing activities which have been focused toward obtaining a nationwide network of retail outlets and employing “direct to consumer” media advertising for its planned product sales, as well as promoting and building LipiGesic® brand awareness. PuraMed will participate in industry trade shows and similar events, and also will engage in substantial media advertising and direct sales media campaigns to attract and secure consumers for PuraMed products.

Continuation of Product Development – Besides its already developed products, PuraMed will complete development and testing of additional non-prescription drugs and nutritional supplements to be commercially launched in the future as additional LipiGesic® products.

Assuming the company raises the capital, we anticipate spending approximately $3.0 million over the next twelve months on the marketing of our migraine headache remedy along with the introduction of our second product offering regardless of any amounts of revenues we generate from product sales during this period:

Sales and marketing expenses	$2,000,000
Purchase of product inventory, packaging and raw materials	600,000
Research and development activities	100,000
General and administrative expenses including rent, fixed overhead and management compensation	300,000
$3,000,000

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

Product Amortization: – PuraMed Bioscience™ products consist primarily of the cost of trade secrets, formulas, scientific and manufacturing know-how, trade names, marketing material and other intellectual property and are amortized on a straight-line basis over an estimated useful life of seven years.  Amortization expense is expected to be $48,005 each year through 2013 and $36,003 for 2014.

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

Impairment – Soon after the end of each fiscal year and each interim period, we will conduct an impairment valuation of any material intangible assets owned by us. If the results of any such impairment analysis indicate our recorded values for any such assets have declined materially, we will adjust our recorded asset valuations in all of our financial statements to reflect any such decline in value.  The Company believes that no impairment exists at June 30, 2011.

Derivative financial instruments – warrants - In accordance with guidance in ASC 815-40-25-1 and ASC 815-40-25-8, the Company has determined the warrants issued during 2011 have net cash settlement provisions that require classification as derivative liabilities rather than permanent equity. In accordance with such accounting rules, derivative instruments are recorded at fair value and marked-to-market each period until they are exercised or expire, with any change in the fair value charged or credited to income each period. Because these warrants do not trade in an active securities market, their fair value was estimated using the Black Scholes formula.
The Company recognized a net gain of $11,896 from the combination of a day one loss and a gain from the change in fair value of these warrants from the date of issuance to year end.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Accounting Pronouncements

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of PuraMed Bioscience, Inc. are included with an accompanying index in a separate financial section at the end of this Annual Report on Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining financial control over financial reporting as defined under the Exchange Act.  Our Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Because of inherent limitations, a system of internal control over financial reporting may not detect or prevent misstatements, no matter how well conceived and operated.  Moreover, any projections of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2011.  Based on this assessment, our management believes that the Company has maintained effective control over financial reporting as of June 30, 2011.

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

Name	Age	Position
Russell Mitchell	50	Chairman, Chief Executive Officer and Director

James Higgins	51	Chief Financial Officer, Chief Operating Officer and Director

Russell Mitchell was CEO/CFO of Dotronix, Inc. from April 2006 until the spin-off of our company from Dotronix in April 2007 and he has been a director and CEO of our company since April 2007.  From September 2002 until April 2005, he was the President of GelStat Corporation, a public company which developed and marketed OTC non-prescription medications. Mr. Mitchell also was a principal owner and President of Mitchell Health Marketing Alliance, Inc. (“Mitchell Health”) which he founded in 1994. Mitchell Health specialized in the marketing, product launch, and retail distribution of OTC non-prescription drugs and nutritional supplements, and has serviced over 48,000 retail locations nationwide. While establishing this large national retail sales network for Mitchell Health over the years, Mr. Mitchell has personally negotiated on an ongoing basis with key buyers and officers of the top 100 retail chains and wholesalers in the U.S.  Mitchell Health has been dormant since 2001.

In particular, Mr. Mitchell has been a pioneer in establishing and promoting the significance and market value of “clinical trials” to demonstrate the effectiveness of OTC non-prescription medications, and in incorporating favorable clinical trial data as a key driver in OTC product marketing.

James Higgins was the Chief Operating Officer of Dotronix, Inc. from April 2006 to April 2007 and he has been the COO and CFO of our company since April 2007. From September 2002 until April 2005 he was Executive Vice President of GelStat Corporation. Mr. Higgins also has been the Executive Vice President of Mitchell Health up until 2001 when it went dormant. Prior to that, for 15 years he was employed by A.C. Nielsen Co. where he was responsible for managing accounts for some of the largest national consumer product companies including Kraft Foods and Unilever. Mr. Higgins has over 20 year’s extensive experience in product development, manufacturing, retail distribution and logistics for many OTC healthcare and nutraceuticals products.

Audit Committee

We do not have a separately designated audit committee at this time, but rather our entire Board of Directors serves as our audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors, and persons who beneficially own more than 10% of the Company’s common stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Based solely on copies of Section 16(a) forms and representations from the Company’s executive officers, directors and ten-percent beneficial owners, the Company believes these persons have complied with all Section 16(a) filing requirements during the fiscal year ended June 30, 2011.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the executive compensation of the executive officers of the Company for fiscal years 2011 and 2010.

Summary Compensation Table

Name and Position	Fiscal Year (*)	Salary ($)	Bonus ($)	Stock Awards ($)
Russell Mitchell, CEO	2011 2010	96,000 96,000	-0-	75,000
James Higgins, CFO and COO	2011 2010	96,000 96,000	-0-	-0-
———————
* The fiscal year of the Company ends on June 30.

Options/SAR Grants

The Company has not granted any stock options or SAR grants since its inception

Compensation of Directors

On March 25, 2011, the Company issued 800,000 shares of PuraMed common stock based on $0.15 per share to its two directors, 400,000 to Mr. Mitchell and 400,000 to Mr. Higgins in consideration for their serving on the Board of Directors.

Employment Contracts and Change-in-Control Arrangements

The Company has no written employment agreements with any employees, and the Company also does not have any change-in-control arrangements with any person.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of June 30, 2011 certain information regarding beneficial ownership of the common stock of the Company by (a) each person or group known by the Company to be the beneficial owner of more than 5% of the outstanding common stock of the Company, (b) each director and executive officer of the Company, and (c) all directors and executive officers of the Company as a group. Each shareholder named in this table has sole voting and investment power with respect to shares of the common stock shown in table.

Title of Class – Common Stock

Shareholder	Shares Owned Beneficially	Percent of Class
Russell Mitchell 1326 Schofield Avenue Schofield, WI 54476	3,925,780	20.4%

James Higgins 1326 Schofield Avenue Schofield, WI 54476	3,284,879	17.0%

All directors and officers as a group (2 persons)	7,210,659	37.4%

Chuck Phillips 35 Swamp Creek Road Erwinna, PA 18920	2,000,000	10.4%

Doris Kelly 448 Cardinal Court North New Hope, PA 18938	1,160,000	6.0%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended June 30, 2011, the Company issued 400,000 shares of restricted common stock each to Mr. James Higgins and Mr. Russell Mitchell for directors fees.  Mr. Russell Mitchell was also awarded 500,000 shares of restricted common stock for the successful completion and publication of the clinical study.  No related party transactions were recorded for the year ended June 30, 2010.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Child, Van Wagoner & Bradshaw, PLLC has acted as the Company’s independent accounting firm for the fiscal years ended June 30, 2011 and 2010. The aggregate fees billed for the audit and audit related services were $24,774 and $25,218, respectively. These fees are inclusive for professional services rendered for the audit of the Company's annual financial statements and review of our quarterly financial statements.

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3.1	Articles of Incorporation as amended November 12, 2007 (incorporated by reference to the Company’s Annual Report Form 10-K filing on September 28, 2010).

3.2	Bylaws of the Company (incorporated by reference to the Company’s Annual Registration Report on Form 10-SB for the year ended June 30, 2007).

10.1	Distribution Agreement for Spin-Off (incorporated by reference to the Company’s Form 8-K filing of parent Dotronix Inc. on March 20, 2007).

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
___________
*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURAMED BIOSCIENCE, INC.

Date: September 27, 2011	By:	/s/ Russell W. Mitchell
Russell W. Mitchell
CEO

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 27, 2011	By:	/s/ Russell W. Mitchell
Russell W. Mitchell, Director (principal executive officer)

Date: September 27, 2011	By:	/s/ James W. Higgins
James W. Higgins, Director(principal financial officer)

Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
PuraMed BioScience, Inc.

We have audited the accompanying balance sheets of PuraMed BioScience, Inc.  (the Company) as of June 30, 2011 and 2010, and the related  statements of operations, changes in  stockholders’ deficit , and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PuraMed BioScience, Inc. as of June 30, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has cash flow constraints, an accumulated deficit, and has not engaged in any significant operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Salt Lake City, Utah
September 28, 2011

PURAMED BIOSCIENCE, INC.

Balance Sheets

	June 30,	June 30,
	2011	2010
ASSETS

Current Assets
Cash	$93,879	$13,831
Accounts Receivable	316	101
Inventory	93,468	25,831
Prepaid Expenses	4,513	5,022
Total Current Assets	192,176	44,785

Property and Equipment
Computer Software	3,760	2,125
Computer Hardware	5,259	1,102
Equipment	2,136	665
Accumulated Depreciation	(2,326)	(1,695)
Net Property and Equipment	8,829	2,197

Other Assets
PuraMed Bioscience Products, net of accumulated
amortization of $202,409 and $154,404, respectively	133,623	181,628
Trademarks	15,543	11,100
Patent	53,491	37,386
Total Other Assets	202,657	230,114

Total Assets	$403,662	$277,096

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$116,064	$16,039
Accrued Wages - Officers'	122,505	33,003
Accrued Expenses	17,769	10,626
Short-term Convertible Note	180,000	70,000
Total Current Liabilities	436,338	129,668

Long-term Liabilities
Convertible Bond Payable, net of discount	312,843	176,177
Derivative Liability	318,355	-
Total Long-term Liabilities	631,198	176,177

Total Liabilities	1,067,536	305,845

Stockholders' Equity
Undesignated shares, 5,000,000 shares authorized, none issued
Common Stock, $.001 par value, 45,000,000 shares
authorized, 19,288,643 shares and 13,871,839 shares issued
and outstanding, respectively	19,289	13,872
Additional paid in capital	3,400,671	2,533,705
Deficit accumulated	(4,083,834)	(2,576,326)

Total Stockholders' Equity	(663,874)	(28,749)

Total Liabilities & Stockholders' Equity	$403,662	$277,096

See accompanying notes to financial statements.

PURAMED BIOSCIENCE, INC.

Statements of Operations

	Year Ended June 30, 2011	Year Ended June 30, 2010
Total Net Revenues	$8,593	$32,176

Total Cost of Sales	(7,395)	(13,889)

Gross Profit	1,198	18,287

Operating Expenses
Selling, general and administrative expenses	79,592	65,667
Amortization and depreciation expense	48,635	48,780
Professional fees	301,308	139,759
Marketing and advertising expense	329,978	716,344
Research and development	59,004	109,485
Salaries	77,775	48,081
Officer's salaries	192,000	192,000

Total Operating Expenses	1,088,292	1,320,116

Loss from Operations	(1,087,094)	(1,301,829)

Other Income/(Expense)
Interest income	2	382
Interest expense	(432,312)	(179,509)
Gain/(Loss) on Derivative Liability	96,731	-
Day-one Loss on Derivative Liability	(84,835)	-

Total Other Income/(Expense)	(420,414)	(179,127)

Net Loss	$(1,507,508)	$(1,480,956)

Loss per Common Share - Basic
and Diluted	$(0.10)	$(0.11)

Average number of common shares
outstanding basic and diluted	15,544,599	12,896,790

See accompanying notes to financial statements.

PURAMED BIOSCIENCE, INC.

Statements of Stockholders’ Equity

	Common Stock		Additional	Deficit
	Shares	Amount	Paid In Capital	Accumulated	Total

Balances at July 1, 2009	11,597,839	11,597	1,254,981	(1,095,371)	171,207

Stock issued @ $0.25 per share	1,084,000	1,084	269,916	-	271,000
Stock issued @ $0.50 per share	200,000	200	47,779	-	47,979
Stock issued for services
@ $0.25 per share	600,000	600	149,400	-	150,000
Stock issued for services
@ $0.50 per share	220,000	220	109,780	-	110,000
Stock issued for services
@ $1.00 per share	170,000	170	169,830	-	170,000
Stock warrants issued	-	-	532,020	-	532,020
Net loss				(1,480,955)	(1,480,955)
Balances at June 30, 2010	13,871,839	$13,871	$2,533,706	$(2,576,326)	$(28,749)

Stock issued for cash	261,427	262	102,738	-	103,000
Stock issued for Private Placement
@ $0.30 per unit	244,000	244	24,156	-	24,400
Stock issued for Private Placement
@ $0.50 per unit	1,321,000	1,321	(1,321)	-	-
Stock issued for Note payable conversion	1,624,289	1,624	138,776	-	140,400
Stock issued for services	1,966,088	1,966	351,526	-	353,492
Stock warrants issued	-	-	12,200	-	12,200
Beneficial conversion feature	-	-	245,000	-	245,000
Cost of issuance			(6,110)		(6,110)
Net loss				(1,507,508)	(1,507,508)

Balances at June 30, 2011	19,288,643	$19,289	$3,400,671	$(4,083,834)	$(663,874)

See accompanying notes to financial statements.

PURAMED BIOSCIENCE, INC.

Statements of Cash Flows

	Year Ended June 30, 2011	Year Ended June 30, 2010

Cash Flows from operating activities
Net Loss	$(1,507,508)	$(1,480,956)

Changes in non cash working capital items:
Stock issued for services	353,492	430,000
Depreciation	631	776
Amortization	48,005	48,004
Accretion on discount on convertible bond	136,666	86,176
Beneficial conversion feature	245,000	70,000
(Gain)/Loss on derivative liability	(11,895)	-
Changes in Operating assets and liabilities:
Accounts receivable	(215)	(101)
Inventory	(67,637)	(25,453)
Prepaid expenses	509	458
Accounts payable	100,025	7,285
Accrued wages - Officers	89,502	(76,695)
Accrued expenses	7,144	290

Net cash used for operating activities	(606,281)	(940,216)

Cash Flows from investing activities
Patent acquisition costs	(16,105)	(20,338)
Purchase of property and equipment	(7,263)	(2,095)
Trademark acquisition costs	(4,443)	(3,190)

Net cash used for investing activities	(27,811)	(25,623)

Cash Flows from financing activities
Convertible note borrowings	250,400	570,000
Proceeds from sale of stock	451,540	371,000
Stock warrants issued with sale of common stock	12,200	-

Net cash provided by financing activities	714,140	941,000

Net increase (decrease) in cash	80,048	(24,839)

Cash at Beginning of Period	13,831	38,670

Cash at End of Period	$93,879	$13,831

Supplemental disclosures of noncash investing and financing activities and other cash flow information:
Stock issued for debt and accrued wages	$-	$-
Stock warrants issued with convertible debt	$-	$188,999
Short-term debt converted to common stock	$140,400	$-
Interest paid with cash	$40,937	$23,333

See accompanying notes to financial statements.

PURAMED BIOSCIENCE, INC.

Notes to Financial Statements
For the Years Ended June 30, 2011 and 2010

A.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PuraMed Bioscience, Inc. was incorporated as a Minnesota corporation during May 2006 as a subsidiary of Wind Energy America, Inc. (formerly Dotronix, Inc.) As of April 12, 2007 the Company was spun-off from its parent company. PuraMed Bioscience, Inc. operates from one location in central Wisconsin. The Company is in the business of developing proprietary non-prescription drugs with unique delivery systems, including PuraMed Migraine, a migraine headache remedy, and PuraMed Sleep, a sleep inducing remedy for insomnia..

Past development of these PuraMed OTC products was conducted by PuraMed’s two principal officers, Russell Mitchell and James Higgins.

PuraMed entered the OTC medicine marketplace commercially in December 2009 by employing “direct to consumer” marketing via a 120-second Television commercial.  A “direct to consumer” print campaign also commenced in September 2010.  The Company is currently undergoing substantial activities to gain broad retail distribution for its migraine remedy through mainstream drug store chains, mass merchandisers, and food chains.  It has begun negotiations with national retail chains Walgreens and CVS.  The company’s initial retail rollout for its migraine remedy will include approximately 18,000 retail drugstores already targeted by PuraMed, including Walgreens, CVS, Rite Aid and others.  Once the market for the LipiGesic® M Migraine Headache product is established, the company will launch its second product commercially.

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

Revenue Recognition Policy

Revenue is recorded on the accrual basis and PuraMed records revenues when the following fundamental criteria are met:  (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price to the customer is fixed or determinable and (iv) collection of the resulting receivable is reasonably assured.

Fair Value of Financial Instruments

Cash, receivables, revolving debt, accounts payable, and accrued liabilities are carried at amounts that reasonably approximate their fair value due to the short-term nature of these amounts or due to variable rates of interest that are consistent with current market rates.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets. Estimated lives are three years for computer software, five years for computer hardware and 7 years for equipment.

PURAMED BIOSCIENCE, INC.

Notes to Financial Statements
For the Years Ended June 30, 2011 and 2010

A.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

LipiGesic® Products

LipiGesic® products consist primarily of the cost of trade secrets, formulas, scientific and manufacturing know-how, trade names, marketing material and other intellectual property and are amortized on a straight-line basis over an estimated life of seven years.

The carrying value is reviewed periodically or when factors indicating impairment are present. The impairment loss is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets. The Company believes that no impairment exists at June 30, 2011.

Intangible Assets

Intangible assets consist of legal fees to acquire our trademarks. As of June 30, 2011, the trademark applications have been completed and we were waiting for approval, therefore no amortization has been recorded.  The trademark for LipiGesic® was approved on July 12, 2011; therefore amortization will be recorded in fiscal year 2012.

In addition to the trademarks, the Company has completed and filed its final patent application on LipiGesic® M. We are waiting for approval from the US Patent and Trademark Office, therefore no amortization has been recorded.

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

Stock Based Compensation

The Company accounts for equity securities issued to non-employees for services and goods under Equity Based Payments to Non-Employees (Topic 505).  The equity securities issued for services or goods are for common shares. These shares or warrants are fully vested, non-forfeitable and fully paid or exercisable at the date of grant and require no future performance commitment by the recipient. The Company expenses the fair market value of these securities over the period in which the Company receives the related services.

PURAMED BIOSCIENCE, INC.

Notes to Financial Statements
For the Years Ended June 30, 2011 and 2010

A.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In August of 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2010-22, Accounting for Various Topics, Technical Corrections to SEC Paragraphs, and Update No. 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies (SEC Update).  Adoption of any of these Updates will have no impact on the Company’s financial reporting.  Should any of the new updates pertain to the Company, it will comply with its requirements for reporting.

B.	FINANCING ARRANGEMENTS, MANAGEMENT PLANS, AND GOING CONCERN CONSIDERATIONS

Financing Arrangements

As of June 30, 2011, the Company had cash of $93,879 and a working capital deficit of $244,162. Short-term debt accounted for $180,000.

We intend to raise the funds needed to implement our plan of operation through both private sales of debt and equity securities. There is no assurance, however, that we will be successful in raising the necessary capital to implement our business plan, either through debt or equity sources.

The Company incurred net losses of $1,507,508 and $1,480,956, for the years ending June 30, 2011 and 2010, respectively.

Going Concern

At June 30, 2011, the Company had negative working capital of $244,162 and minimal funds needed to accomplish its planned business strategy or support its projected expenses. The Company plans to obtain the needed working capital primarily through sales of its common stock, which there is no assurance it will be able to accomplish. If the Company cannot obtain substantial working capital through common stock sales or other sources (if any), it will be forced to curtail its planned business operations. If the Company is unable to obtain additional financing, its ability to continue as a going concern is doubtful.

C.	INVENTORY

Inventory consists of raw materials and finished goods.  Raw materials are the components, including boxes, inserts, liquid medicine and packaging materials that have not been combined into the final product, ready for sale.  Finished goods are the final product, available for sale.  The following is inventory as of June 30, 2011 and 2010:

	2011	2010
Raw Materials	$87,215	$18,659
Finished Goods	6,253	7,172
Total Inventory	$93,468	$25,831

PURAMED BIOSCIENCE, INC.

Notes to Financial Statements
For the Years Ended June 30, 2011 and 2010

D.	NOTES PAYABLE TRANSACTIONS

On November 13, 2009, the Company issued a convertible note payable for $500,000.  The note has an annual interest rate of 8% paid monthly and matures in three years (11/13/2012).  The note was also issued with 75,000 warrants to purchase a share of common stock per warrant at $0.75.  The note is convertible immediately through maturity at $1.00 per share or 500,000 shares of common stock, which created a beneficial conversion feature.  The amount of the beneficial conversion feature was recorded as a discount and will be accredited over the life of the debt.  The warrants issued in conjunction with this note have a three year term, includes a cashless exercise option and are exercisable at $0.75 per share.  The Company performed a valuation of these warrants using the Black-Scholes model, which resulted in a valuation of $104,999.  The following assumptions were used: market price of $1.40, exercise price of $0.75, term of 3 years, interest rate of 1.02%, a dividend rate of 0% and volatility of 510.49%.

On May 3, 2010, the Company issued a convertible note payable for $70,000.  The note has an annual interest rate of 8% which accrues monthly and matures in nine months (February 3, 2011).  Using the stated conversion rate, a beneficial conversion feature of $70,000 was calculated and recorded immediately because the note was convertible at any time.  The following assumptions were used:  market price of $0.99, conversion rate of $0.45, term of nine months and an annual interest rate of 8%.  During the quarter ended December 31, 2010, the note was fully converted for 811,467 shares of common stock.

On June 21, 2010, the Company issued a convertible note payable for $30,000.  The note has an annual interest rate of 8% which accrues monthly and matures on March 21, 2011.  Using the stated conversion rate, a beneficial conversion feature of $30,000, was calculated and recorded immediately because the note was convertible at any time.  The following assumptions were used:  market price of $0.70, conversion rate of $0.34, term of nine months and an annual interest rate of 8%.  During the quarter ended March 31, 2011, the note was fully converted for 356,181 shares of common stock.

On September 14, 2010, the Company issued a convertible note payable for $35,000.  The note has an annual interest rate of 8% which accrues monthly and matures on June 14, 2011.  Using the stated conversion rate, a beneficial conversion feature of $35,000, was calculated and recorded immediately because the note was convertible at any time.  The following assumptions were used:  market price of $0.51, conversion rate of $0.32, term of nine months and an annual interest rate of 8%.  Between March and April 2011, the note was fully converted for 456,641 shares of common stock.

On January 18, 2011, the Company issued a convertible note payable for $75,000.  The note has an annual interest rate of 8% which accrues monthly and matures on September 18, 2011.  Using the stated conversion rate, a beneficial conversion feature of $75,000, was calculated and recorded immediately because the note was convertible at any time.  The following assumptions were used:  market price of $0.22, conversion rate of $0.10, term of nine months and an annual interest rate of 8%.

On April 4, 2011, the Company issued a convertible note payable for $40,000.  The note has an annual interest rate of 8% which accrues monthly and matures on January 4, 2012.  Using the stated conversion rate, a beneficial conversion feature of $40,000, was calculated and recorded immediately because the note was convertible at any time.  The following assumptions were used:  market price of $0.20 conversion rate of $0.08, term of nine months and an annual interest rate of 8%.

On April 13, 2011, the Company issued a convertible note payable for $30,000.  The note has an annual interest rate of 8% which accrues monthly and matures on January 13, 2012.  Using the stated conversion rate, a beneficial conversion feature of $30,000, was calculated and recorded immediately because the note was convertible at any time.  The following assumptions were used:  market price of $0.38, conversion rate of $0.09, term of nine months and an annual interest rate of 8%.

PURAMED BIOSCIENCE, INC.

Notes to Financial Statements
For the Years Ended June 30, 2011 and 2010

D.	NOTES PAYABLE TRANSACTIONS (Continued)

On May 17, 2011, the Company issued a convertible note payable for $35,000.  The note has an annual interest rate of 8% which accrues monthly and matures on February 17, 2011.  Using the stated conversion rate, a beneficial conversion feature of $35,000, was calculated and recorded immediately because the note was convertible at any time.  The following assumptions were used:  market price of $0.485, conversion rate of $0.22, term of nine months and an annual interest rate of 8%.

E.	RELATED PARTY TRANSACTIONS

During the year ended June 30, 2011, the Company issued 400,000 shares of restricted common stock each to Mr. James Higgins and Mr. Russell Mitchell for directors fees.  Mr. Russell Mitchell was also awarded 500,000 shares of restricted common stock for the successful completion and publication of the clinical study.  No related party transactions were recorded for the year ended June 30, 2010.

F.	STOCKHOLDER'S EQUITY

During the year ended June 30, 2010, the Company sold 1,084,000 shares of restricted common stock to twenty-five private individual investors at a rate of $0.25 per share.

During the year ended June 30, 2010, the Company issued 200,000 shares of restricted common stock to a capital funding company at a rate of $0.50 per share.

During the year ended June 30, 2010, the Company issued 600,000 shares of restricted common stock to eight independent contractors at a rate of $0.25 per share.

During the year ended June 30, 2010, the Company issued 220,000 shares of restricted common stock to four independent contractors at a rate of $0.50 per share.

During the year ended June 30, 2010, the Company issued 170,000 shares of restricted common stock to an independent contractor at a rate of $1.00 per share.

On July 12, 2010, the Company agreed to provide 30,000 total shares of PuraMed common stock based on $0.50 per share to an independent consultant.  The terms of the agreement call for 10,000 shares per month for three months.  On August 24, 2010, the Company issued 10,000 of the 30,000 shares.  The remaining 20,000 shares were issued on October 6, 2010.

During August to October 2010, pursuant to the S-1 Registration, the Company sold a total of 174,760 shares of common stock at prices ranging from $0.41 to $0.74 per share, for total proceeds of $90,000 to Lincoln Park Capital, LLC.  In addition 2,754 shares, in the amount of $1,492, were provided to Lincoln Park Capital, LLC as financing commitment shares. This leaves 1,475,240 registered shares available for future sales pursuant to the effective S-1 Registration Statement.

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

PURAMED BIOSCIENCE, INC.

Notes to Financial Statements
For the Years Ended June 30, 2011 and 2010

F.	STOCKHOLDER'S EQUITY (Continued)

During the quarter ended December 31, 2010, the Company sold 66,667 shares of restricted common stock for $10,000, to a private investor at a rate of $0.15 per share.

On May 3, 2010, the Company issued a convertible note payable for $70,000.  During the quarter ended December 31, 2010, the note was fully converted for 811,467 shares of common stock.

On June 21, 2010, the Company issued a convertible note payable for $30,000.  During January 2011, the note was fully converted for 356,181 shares of common stock.

On September 14, 2010, the Company issued a convertible note payable for $35,000.  Between March and April 2011, the note was fully converted for 456,641 shares of common stock.

During the quarter ended March 31, 2011, the Company issued 170,000 shares of common stock for $25,500 to three independent consultants for services, valued at $0.15 per share.

During the quarter ended March 31, 2011, the Company sold 174,000 shares of restricted common stock with warrants for $26,100, $17,400 for stock and $8,700 for the warrants, to two private investors at a rate of $0.30 per unit, of which there are two shares and one warrant per unit.

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

During the quarter ended June 30, 2011, the Company issued 65,000 shares of common stock for $9,750 to two independent consultants for services, valued at $0.15 per share.

During the quarter ended June 30, 2011, the Company issued 130,000 shares of common stock for $32,500 to three independent consultants for services, valued at $0.25 per share.

During the quarter ended June 30, 2011, the Company sold 1,321,000 shares of shares of restricted common stock with warrants for $330,250, to thirty-three private investors at a rate of $0.50 per unit, of which there are two shares and one warrant per unit.  In accordance with guidance in ASC 815-40-25-1 and ASC 815-40-25-8, the Company has determined the warrants issued have net cash settlement provisions that require classification as derivative liabilities rather than permanent equity. In accordance with such accounting rules, derivative instruments are recorded at fair value and marked-to-market each period until they are exercised or expire, with any change in the fair value charged or credited to income each period. Because these warrants do not trade in an active securities market, their fair value was estimated using the Black Scholes formula.

PURAMED BIOSCIENCE, INC.

Notes to Financial Statements
For the Years Ended June 30, 2011 and 2010

F.	STOCKHOLDER'S EQUITY (Continued)

The Company recognized a net gain of $11,896 from the combination of a day one loss and a gain from the change in fair value of these warrants from the date of issuance to year end.

The following table summarizes our warrant activities for the twelve months ended June 30, 2011:

	Shares	Weighted Average Exercise Price
Outstanding at July 1, 2010	275,000	$1.36
Issued	782,500	$0.47
Exercised	0	$0.00
Cancelled or expired	0	$0.00
Outstanding at June 30, 2011	1,057,500	$0.70

G.	INCOME TAXES

The Company accounts for income taxes in accordance with FASB ASC 740-10-05 “Income Taxes Overview,” which provides for an asset and liability approach to accounting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and income tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. The valuation allowances have been established to offset net deferred tax assets due to the uncertainty of their realization.

A reconciliation of estimated income tax expense (benefit) to the amount of computed using statutory federal rates is as follows:

	Year Ended June 30,
	2011	2010
Tax benefit at federal statutory rate of 35%	$(527,628)	$(518,335)
State taxes net of federal benefit	(75,375)	(74,048)
Permanent and other differences	1,453	2,640
Change in valuation allowance	601,550	589,743
Provision	$0	$0

No deferred income taxes have been provided for the temporary differences between the financial reporting and income tax basis of the Company due to the valuation allowances outlined below:

	Year Ended June 30,
	2011	2010
	Asset (Liability)	Asset (Liability)
Deferred tax asset - Net operating loss carry forward	$1,535,248	$979,576
Deferred tax asset – Depreciation	10,078	10,218
Deferred tax asset – Accrued officer salaries	35,801	40,097
Valuation allowance	(1,581,127)	(1,029,891)
Net deferred tax asset	$0	$0

The Company has estimated federal and state net operating loss carryforwards of $3,838,119 expiring in the years 2025 through 2029 The estimated tax benefit of these net operating loss carryforwards, based on an effective combined federal and state rate of 40% is $1,535,248 and $979,576 for the years ending June 30, 2011 and 2010 respectively. The Company has established a valuation allowance equal to the amount of cumulative tax assets. Accordingly, no net deferred tax assets, nor any current or deferred tax benefits, have been recognized at June 30, 2011.

PURAMED BIOSCIENCE, INC.

Notes to Financial Statements
For the Years Ended June 30, 2011 and 2010

G.	INCOME TAXES (Continued)

The Company follows the guidance in FASB ASC 740-10, which prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken in a tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.

Through June 30, 2011, management considered that the Company had no uncertain tax positions which affected its financial position and results of operations or cash flow, and will continue to evaluate any such uncertain positions in the future. There are no estimated interest costs and penalties provided in the Company’s financial statements for the year ended June 30, 2011 and 2010.

H.	SUBSEQUENT EVENTS

During the time from July thru September 2011, the Company sold 180,000 shares of restricted common stock with warrants for $45,000, to three private investors at a rate of $0.50 per unit, of which there are two shares and one warrant per unit; and the company issued 30,000 shares of PuraMed common stock based on $0.50 per share to an independent consultant for market awareness services.

In August 2011, an outstanding convertible note payable for $75,000 was fully converted into 688,920 shares of common stock.

The US trademark for LipiGesic® was pending and has been registered as of July 12, 2011.  Starting July 2011, amortization will be applied to this intangible asset for the life of the trademark or ten years.  Any fees to maintain this trademark will be expensed as incurred.

On September 6, 2011, the Company issued a convertible note payable for $50,000.  The note has an annual interest rate of 8% which accrues monthly and matures on May 6, 2012.  Using the stated conversion rate, a beneficial conversion feature of $50,000 was calculated and recorded immediately because the note was convertible at any time.  The following assumptions were used:  market price of $0.485, conversion rate of $0.22, term of nine months and an annual interest rate of 8%.