Form 10-Q
period 2011-09-30
Puramed Bioscience Inc.
filed 2011-11-14
CIK 1409565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2011

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

There were 20,738,009 shares of Common Stock outstanding as of October 18, 2011.

TABLE OF CONTENTS

		PAGE
PART I – FINANCIAL INFORMATION

Item 1.	CONDENSED FINANCIAL STATEMENTS

	Condensed Balance Sheets	3

	Unaudited Condensed Statements of Operations	4

	Unaudited Condensed Statements of Cash Flows	5

	Notes to Condensed Unaudited Financial Statements	6-10

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19

Item 4.	Controls and Procedures	19

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 5.	Other Information	19

Item 6.	Exhibits	20

PART I – FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS
PURAMED BIOSCIENCE, INC.
Condensed Balance Sheets

	September 30,	June 30,
	2011	2011
	(Unaudited)
ASSETS
Current assets
Cash	$54,664	$93,879
Accounts receivable	255	316
Inventory	114,430	93,468
Prepaid expenses	19,920	4,513

Total current assets	189,269	192,176

Property and equipment
Computer software	3,760	3,760
Computer hardware	5,259	5,259
Equipment	2,136	2,136
Accumulated depreciation	(2,910)	(2,326)

Net property and equipment	8,245	8,829

Other assets
PuraMed Bioscience products, net of accumulated
amortization of $214,410 and $166,404, respectively	121,622	133,623
Trademarks, net of accumulated amortization of
$133 and $0, respectively	15,607	15,543
Patent	55,864	53,491

Total other assets	193,093	202,657

Total assets	$390,607	$403,662

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$180,482	$116,064
Accrued wages - officers'	141,522	122,505
Accrued expenses	18,632	17,769
Short-term debt	155,000	180,000

Total current liabilities	495,636	436,338

Long-term liabilities
Convertible bond payable, net	347,010	312,843
Derivative liability	475,197	318,355

Total Long-term liabilities	822,207	631,198

Total liabilities	1,317,843	1,067,536

Stockholders' equity (deficit)
Undesignated shares, 5,000,000 shares authorized, none issued	-	-
Common stock, $.001 par value, 45,000,000 shares
authorized, 20,387,563 shares and 19,288,643 shares issued
and outstanding, respectively	20,388	19,289
Additional paid in capital	3,535,072	3,400,671
Accumulated deficit	(4,482,696)	(4,083,834)

Total stockholders' equity (deficit)	(927,236)	(663,874)

Total liabilities and stockholders' equity (deficit)	$390,607	$403,662

See notes to unaudited condensed financial statements.

PURAMED BIOSCIENCE, INC.
Unaudited Condensed Statements of Operations

	Three months ended
	September 30, 2011	September 30, 2010

Total Net Revenue	$5,256	$3,603

Total Cost of Sales	3,216	2,754

Gross profit	2,040	849

Operating expenses
Selling, general and administrative expenses	23,298	15,733
Amortization and depreciation expense	12,719	12,157
Marketing and advertising expense	103,702	88,089
Professional fees	33,842	45,561
Research and development	2,130	750
Salaries	18,268	14,304
Officers' salaries	48,000	48,000

Total operating expenses	241,959	224,594

Loss from operations	(239,919)	(223,745)

Other expense
Interest income	-	1
Interest expense	(97,101)	(112,369)
Loss on derivative liability	(69,754)	-
Day-one gain on derivative liability	7,912	-

Total other expense	(158,943)	(112,368)

Net loss	$(398,862)	$(336,113)

Loss per common share - basic
and diluted	$(0.02)	$(0.02)

Average number of common shares
outstanding basic and diluted	19,827,469	13,942,557

See notes to unaudited condensed financial statements.

PURAMED BIOSCIENCE, INC.
Unaudited Condensed Statements of Cash Flows

	Three months ended
	September 30, 2011	September 30, 2010

Cash flows from operating activities
Net loss	$(398,862)	$(336,113)

Changes on non cash working capital items:
Stock issued for services	7,500	46,178
Depreciation	584	156
Amortization	12,134	12,001
Accretion on discount on convertible bonds	34,167	34,167
Beneficial conversion feature	50,000	65,000
(Gain)/loss on derivative liability	61,842	-
Changes in operating assets and liabilities:
Accounts receivable	61	101
Inventory	(20,962)	57
Prepaid expenses	(15,407)	(2,874)
Accounts payable	64,418	37,856
Accrued wages - officers	19,017	24,759
Accrued expenses	3,863	(2,318)

Net cash used for operating activities	(181,645)	(121,030)

Cash flows from investing activities
Patent acquisition costs	(2,373)	(5,880)
Purchase of property and equipment	-	-
Trademark acquisition costs	(197)	(1,095)

Net cash used for investing activities	(2,570)	(6,975)

Cash Flows from financing activities
Convertible note borrowings	50,000	65,000
Proceeds from sale of stock	95,000	65,000

Net cash provided by financing activities	145,000	130,000

Net (decrease) increase in cash	(39,215)	1,995

Cash at beginning of period	93,879	13,831

Cash at end of period	$54,664	$15,826

Supplemental disclosures of noncash investing
and financing activities and other cash flow
information:
Short-term debt converted to common stock	$78,000	$-
Interest paid with cash	$10,250	$10,000

See notes to unaudited condensed financial statements.

PURAMED BIOSCIENCE, INC.
Notes to Condensed Unaudited Financial Statements
For the Three Month Periods Ended September 30, 2011 and 2010

A.  Basis of Presentation

The condensed balance sheet as of September 30, 2011, the condensed statements of operations for the three month periods ended September 30, 2011 and 2010 and the condensed statements of cash flows for the three month periods ended September 30, 2011 and 2010 have been prepared by PuraMed Bioscience, Inc. (the "Company") without audit.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2011 and the results of operations and cash flows for the three month periods ended September 30, 2011 and 2010 presented herein have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  These financial statements should be read in conjunction with the Company's financial statements and notes thereto for the fiscal year ended June 30, 2011 included in the Annual Report on Form 10-K of the Company filed with the SEC on September 28, 2011.

B.  Going Concern

At September 30, 2011, the Company had a negative working capital of $306,367, and requires additional funds to accomplish its planned business strategy or support its projected expenses.  The Company plans to obtain the needed working capital primarily through sales of both equity and debt securities, which there is no assurance it will be able to accomplish.  If the Company cannot obtain substantial working capital through common stock sales or other sources (if any), it will be forced to curtail or cease its planned business operations.  If the Company is unable to obtain additional financing, its ability to continue as a going concern is doubtful.

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

Recently Enacted Accounting Standards

In December 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2010-28—Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force). In August of 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2010-22, Accounting for Various Topics, Technical Corrections to SEC Paragraphs, and Update No. 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies (SEC Update). We have looked at the most current updates and believe that none are applicable.  Adoption of any of these Updates will have no impact on the Company’s financial reporting.  Should any of these updates pertain to the Company, it will comply with its requirements for reporting.

PURAMED BIOSCIENCE, INC.
Notes to Condensed Unaudited Financial Statements
For the Three Month Periods Ended September 30, 2011 and 2010

D.  Inventory

Inventory consists of raw materials and finished goods.  Raw materials are the components, including boxes, inserts, liquid medicine and packaging materials that have not been combined into the final product, ready for sale.  Finished goods are the final product, available for sale.  The raw materials inventory will be assembled and placed in finished goods inventory when completed. Due to the lack of degradation of the material, no adjustment for obsolescence is necessary.  The following is inventory as of September 30, 2011 and June 30, 2011:

	September 30, 2011	June 30, 2011
Raw Materials	$127,865	$87,215
Finished Goods	4,476	6,253
Total Inventory	$132,341	$93,468

E.  Notes Payable Transactions

On September 14, 2010, the Company issued a convertible note payable for $35,000.  The note has an annual interest rate of 8% which accrues monthly and matures on June 14, 2011.  Using the stated conversion rate, a beneficial conversion feature of $35,000 was calculated and recorded immediately because the note was convertible at anytime.  The following assumptions were used:  market price of $0.60, conversion rate of $0.28, term of nine months and an annual interest rate of 8%.  During the year ended June 30, 2011, the note was fully converted to 456,641 shares of common stock.

On January 18, 2011, the Company issued a convertible note payable for $75,000.  The note has an annual interest rate of 8% which accrues monthly and matures on September 18, 2011.  Using the stated conversion rate, a beneficial conversion feature of $75,000 was calculated and recorded immediately because the note was convertible at any time.  The following assumptions were used:  market price of $0.22, conversion rate of $0.10, term of nine months and an annual interest rate of 8%.  During the quarter ended September 30, 2011, the note was fully converted to 688,920 shares of common stock.

On April 4, 2011, the Company issued a convertible note payable for $40,000.  The note has an annual interest rate of 8% which accrues monthly and matures on January 4, 2012.  Using the stated conversion rate, a beneficial conversion feature of $40,000 was calculated and recorded immediately because the note was convertible at any time.  The following assumptions were used:  market price of $0.20 conversion rate of $0.10, term of nine months and an annual interest rate of 8%.

On April 13, 2011, the Company issued a convertible note payable for $30,000.  The note has an annual interest rate of 8% which accrues monthly and matures on January 13, 2012.  Using the stated conversion rate, a beneficial conversion feature of $30,000 was calculated and recorded immediately because the note was convertible at any time.  The following assumptions were used:  market price of $0.38, conversion rate of $0.09, term of nine months and an annual interest rate of 8%.

On May 17, 2011, the Company issued a convertible note payable for $35,000.  The note has an annual interest rate of 8% which accrues monthly and matures on February 17, 2012.  Using the stated conversion rate, a beneficial conversion feature of $35,000 was calculated and recorded immediately because the note was convertible at any time.  The following assumptions were used:  market price of $0.485, conversion rate of $0.22, term of nine months and an annual interest rate of 8%.

PURAMED BIOSCIENCE, INC.
Notes to Condensed Unaudited Financial Statements
For the Three Month Periods Ended September 30, 2011 and 2010

E.  Notes Payable Transactions (Continued)

On September 6, 2011, the Company issued a convertible note payable for $35,000.  The note has an annual interest rate of 8% which accrues monthly and matures on May 6, 2012.  Using the stated conversion rate, a beneficial conversion feature of $50,000 was calculated and recorded immediately because the note was convertible at any time.  The following assumptions were used:  market price of $0.36, conversion rate of $0.14, term of nine months and an annual interest rate of 8%.

F.  Stockholder’s Equity

On July 12, 2010, the Company agreed to issue 30,000 total shares of PuraMed common stock based on $0.50 per share to an independent consultant.  The terms of the agreement call for 10,000 shares per month for three months.  On August 24, 2010, the Company issued 10,000 of the 30,000 shares.  The remaining 20,000 shares were issued on October 6, 2010.

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
For the Three Months Ended September 30, 2011 and 2010

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

On April 4, 2011, the Company issued 500,000 shares of restricted common stock to Mr. Russell Mitchell, for the successful completion and publication of the clinical study.  The stock was valued at $0.15 per share.

During the quarter ended June 30, 2011, the Company sold 1,321,000 shares of restricted common stock with warrants for $330,250, to thirty-three private investors at a rate of $0.50 per unit, of which there are two shares and one warrant per unit.  In accordance with guidance in ASC 815-40-25-1 and ASC 815-40-25-8, the Company has determined the warrants issued have net cash settlement provisions that require classification as derivative liabilities rather than permanent equity. In accordance with such accounting rules, derivative instruments are recorded at fair value and marked-to-market each period until they are exercised or expire, with any change in the fair value charged or credited to income each period. Because these warrants do not trade in an active securities market, their fair value was estimated using the Black Scholes model.

The Company recognized a net gain of $11,895 from the combination of a day one loss and a gain from the change in fair value of these warrants from the date of issuance to the year ended June 30, 2011.

During the quarter ended September 30, 2011, the Company issued 30,000 shares of common stock for $7,500 to an independent contractor for services, valued at $0.25 per share.

On January 18, 2011, the Company issued a convertible bond payable for $75,000.  During the quarter ended September 2011, the note was fully converted for 688,920 shares of common stock, which also included $3,000 in interest.

PURAMED BIOSCIENCE, INC.
Notes to Condensed Unaudited Financial Statements
For the Three Months Ended September 30, 2011 and 2010

F.  Stockholder’s Equity (Continued)

During the quarter ended September 30, 2011, the Company sold 380,000 shares of restricted common stock with warrants for $103,000, to four private investors at a rate of $0.50 per unit, of which there are two shares and one warrant per unit.  In accordance with guidance in ASC 815-40-25-1 and ASC 815-40-25-8, the Company has determined the warrants issued have net cash settlement provisions that require classification as derivative liabilities rather than permanent equity. In accordance with such accounting rules, derivative instruments are recorded at fair value and marked-to-market each period until they are exercised or expire, with any change in the fair value charged or credited to income each period. Because these warrants do not trade in an active securities market, their fair value was estimated using the Black Scholes model.  This results in a derivative liability of $72,900.

Together with the adjustment for the derivative liability marked to market from the quarter ended June 30, 2011, the Company recognized a net loss of $61,842 from the combination of a day one loss and a gain from the change in fair value of these warrants from the date of issuance to the quarter end.

G.  Subsequent Events

In October 2011, the Company issued 125,000 shares of restricted common stock in the amount of $31,250 to four consultants for services.  The shares are valued at $0.25 per share.

In October 2011, the Company sold 18,000 shares of restricted common stock with warrants for $4,500, $2,143 for stock and $2,357 for the warrants, to a private investor at a rate of $0.50 per unit, of which there are two shares and one warrant per unit.

On October 13, 2011, the Company issued a convertible note payable for $40,000.

On April 4, 2011, the Company issued a convertible note payable for $40,000.  During October 2011, the note was fully converted to 207,446 shares of common stock.

ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read and considered along with our condensed financial statements and related notes included in this 10-Q.  These financial statements were prepared in accordance with United States Generally Accepted Accounting Principles (U.S. GAAP).  This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ substantially from those anticipated in these forward-looking statements as a result of various factors including those set forth in the “Risk Factors” section of our Form 10-K filing for fiscal year ending June 30, 2011 filed with the SEC on September 28, 2011.

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

Sublingual Delivery System

The LipiGesic® M, LipiGesic™ PM and LipiGesic® H are non-prescription, liquid medications that will be absorbed under the tongue known as “sublingual.” The use of sublingual delivery provides fast relief for whatever ailment or condition is being treated. Unlike the majority of pills and medications absorbed through the stomach directly, PuraMed products are placed and absorbed directly under the tongue. Advantages of sublingual dispensing of drugs and medications include faster acting absorption for quick relief, improved efficacy, less stomach upset, and fewer side effects.

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

Comparison of Operations for Three Months Ended September 30, 2011 and 2010

Revenue

Revenue for the three months ended September 30, 2011 was $5,256 compared to $3,603 for the three months ended September 30, 2010.  Revenue increased due to eCommerce sales because of an increased public awareness of our product.

Cost of Sales

Cost of sales for the three months ended September 30, 2011 was $3,216, compared to $2,754 for the three months ended September 30, 2010.  The cost of sales increased slightly due to increased merchant fees and shipping costs in the prior comparison period.

Gross profit

The gross profit for the three months ended September 30, 2011 was $2,040, compared to $849 for the three months ended September 30, 2010.  The increase in gross profit is due to the increase in revenue and reduction of merchant fees and shipping costs.  The slight increase is attributed to increases in bank fees, IT costs, and payroll taxes.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were similar at $23,298 and $15,733 for the three months ended September 30, 2011 and 2010, respectively.

Amortization and Depreciation

Amortization and depreciation expenses for the three months ended September 30, 2011 and 2010 were similar at $12,719 compared to $12,157.

Marketing and Advertising Expense

Marketing and advertising expense for the three months ended September 30, 2011 were $85,791 compared to $88,089 for the three months ended September 30, 2010.  The amounts were similar and related to marketing, public relations efforts, trade shows, and production costs of samples of our product.

Professional Fees

Professional fees for the three months ended September 30, 2011 were $33,842 compared to $45,561 for the three months ended September 30, 2010.  The decrease was due primarily to the decrease in professional fees attributed to the commercialization of our LipiGesic M migraine product.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2011 were $2,130 compared to $750 for the three months ended September 30, 2010.  The expense was attributed to testing of the migraine product.

Salaries

Salaries for the three months ended September 30, 2011 were $18,268 compared to $14,304 for the three months ended September 30, 2010, which is attributed to the increase of hours worked by administrative personnel compared to the previous period.

Officers’ Salaries

Officer salaries for the three months ended September 30, 2011 and 2010 were the same being $48,000 for each period.

Interest Expense

Interest expense for the three months ended September 30, 2011 and 2010 were $97,101 and $112,369, respectively.  The decrease in the expense is attributed to the reduction of notes used to finance the Company.

Gain/(Loss) on Derivative Liability

The gain on derivative liability is the difference in value using the Black-Scholes formula for the warrants between the date issued and the quarter ended September 30, 2011 and 2010.  The amount for September 30, 2011 was $69,754, there were no derivative liabilities recorded for the quarter ended September 30, 2010.

Day One Gain in Derivative Liability

The difference between the proceeds received and the value of the warrants issued resulted in a gain.  The amount for the quarter ended September 30, 2011 was $7,912, there were no derivative liabilities recorded for the quarter ended September 30, 2010.

Net Losses

Net losses for the three months ended September 30, 2011 were $367,762 compared to $336,113 for the three months ended September 30, 2010.  These increased losses in 2011 were due to increased operational expenses related to the commercialization of our LipiGesic M migraine product.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2011, the Company had cash of $54,664 and negative working capital of $288,456.

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

Commercialize PuraMed Products – PuraMed’s primary focus for the remainder of calendar year 2011 will be to gain distribution with one or more national chain drug stores.  In addition, the Company will be implementing a marketing campaign utilizing its successful clinical study.  The Company has begun the execution of our marketing campaign utilizing our Clinical Trials to overcome consumer and retailer skepticism and provide third party validation of our migraine products efficacy.  The Company’s marketing efforts will have a strong consumer emphasis including a Social Marketing campaign, medial community detailing and sampling, Continuing Medical Education (CME) program for doctors and pharmacists, Medical conference participation and Celebrity endorsements.   In addition our website and eCommerce efforts will be enhanced to optimize our internet sales as a result of our new marketing campaign.  PuraMed also has plans to test direct response radio advertising and upgrade its Social Marketing efforts that include Facebook, Twitter, and YouTube.

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
$3,000,000

Critical Accounting Policies

The discussion in this Plan of Operation should be considered in conjunction with our audited financial statements and related notes included in this filing. These financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP).

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

Product Amortization: – PuraMed Bioscience™ products consist primarily of the cost of trade secrets, formulas, scientific and manufacturing know-how, trade names, marketing material and other intellectual property and are amortized on a straight-line basis over an estimated useful life of seven years.  Amortization expense is expected to be $48,536 each year through 2013 and $36,402 for 2014.

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

Part II.  Other Information

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During July through September 30, 2011, the Company, through private transactions, offered and sold 380,000 shares of common stock to four individual investors for a total of $95,000 net of offering expenses.  Sale of these common shares was deemed exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.  No advertising or general solicitation was involved and these shares were offered only to the individual purchasers who are accredited investors.  Moreover, the stock certificates for these shares are legended to prevent further transfer, resale or other disposition unless registered under applicable securities laws or exempt from such registration.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

See Exhibit Index below
Exhibit Index
Quarterly report on Form 10-Q
For the quarter ended September 30, 2011

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	Taxonomy Extension Schema Document

101.CAL	Taxonomy Extension Calculation Linkbase Document

101.DEF	Taxonomy Extension Definition Linkbase Document

101.LAB	Taxonomy Extension Label Linkbase Document

101.PRE	Taxonomy Extension Presentation Linkbase Document
_____
* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURAMED BIOSCIENCE, INC.

Date: November 7, 2011	By:	/s/ Russell W. Mitchell
Russell W. Mitchell, CEO

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	Signature

November 7, 2011	By:	/s/ Russell W. Mitchell
Russell W. Mitchell, Director
(principal executive officer)

November 7, 2011	By:	/s/ James W. Higgins
James W. Higgins, Director
(principal financial officer)