Form 10-Q
period 2011-12-31
Puramed Bioscience Inc.
filed 2012-02-14
CIK 1409565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED DECEMBER 31, 2011

Commission File No. 000-52771

PURAMED BIOSCIENCE®, INC.
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

There were 21,558,625 shares of Common Stock outstanding as of February 9, 2012.

PART I – FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS
PURAMED BIOSCIENCE, INC.
Condensed Balance Sheets

	December 31,	June 30,
	2011	2011
	(Unaudited)
ASSETS
Current Assets
Cash	$255,683	$93,879
Accounts receivable	-	316
Inventory	126,628	93,468
Prepaid expenses	42,954	4,513
Total Current Assets	425,265	192,176

Property and Equipment
Computer software	2,483	3,760
Computer hardware	5,338	5,259
Equipment	2,136	2,136
Accumulated depreciation	(1,663)	(2,326)
Net Property and Equipment	8,294	8,829

Other Assets
PuraMed Bioscience Products, net of accumulated
amortization of $226,411 and $202,409, respectively	109,621	133,623
Trademarks, net of accumulated amortization of $332 and $0	15,804	15,543
Patent	68,547	53,491
Total Other Assets	193,972	202,657

Total assets	$627,531	$403,662

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$126,442	$116,064
Accrued wages - Officers'	141,522	122,505
Accrued expenses	4,937	17,769
Convertible bond payable, net	381,176	-
Short-term convertible debt	125,000	180,000
Derivative liability	268,948	318,355
Total Current Liabilities	1,048,025	754,693

Long-term Liabilities
Convertible bond payable, net	-	312,843
Total Long-term Liabilities	-	312,843

Total Liabilities	1,048,025	1,067,536

Stockholders' Equity (Deficit)
Undesignated shares, 5,000,000 shares authorized, none issued	-	-
Common stock, $.001 par value, 45,000,000 shares
authorized, 21,558,625 shares and 19,288,643 shares issued
and outstanding, respectively	21,559	19,289
Additional paid in capital	3,943,087	3,400,671
Deficit accumulated	(4,385,140)	(4,083,834)

Total Stockholders' Equity (Deficit)	(420,494)	(663,874)

Total Liabilities & Stockholders' Equity (Deficit)	$627,531	$403,662

See notes to unaudited condensed financial statements.

PURAMED BIOSCIENCE, INC.
Unaudited Condensed Statements of Operations

	Three months ended		Six months ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010

Total Net Revenues	$608,676	$1,869	$613,931	$5,472

Cost of sales	118,095	753	121,311	3,507

Gross profit	490,581	1,116	492,620	1,965

Operating expenses
Selling, general and administrative expenses	43,288	15,782	66,584	31,515
Amortization and depreciation expense	12,775	12,155	25,494	24,312
Marketing and advertising expense	164,944	56,311	268,647	144,400
Professional fees	125,146	13,407	158,988	58,968
Research and development	117	140	2,247	890
Salaries	18,535	13,616	36,803	27,920
Officers' salaries	108,000	48,000	156,000	96,000
Total operating expenses	472,805	159,411	714,763	384,005

Income/(loss) from operations	17,776	(158,295)	(222,143)	(382,040)

Other income / (expense)
Interest income	-	-	-	1
Interest expense	(118,255)	(46,117)	(215,356)	(158,486)
Gain/(loss) on disposal of assets	(302)	-	(302)	-
Gain/(loss) on derivative liability	206,249	-	136,495	-

Total other income/(expense)	87,692	(46,117)	(79,163)	(158,485)

Net income/(loss)	$105,468	$(204,412)	$(301,306)	$(540,525)

Income/(loss) per common share - basic
and diluted	$0.00	$(0.01)	$(0.01)	$(0.04)

Average number of common shares
outstanding basic and diluted	21,182,732	14,298,419	20,505,100	14,120,488

See notes to unaudited condensed financial statements.

PURAMED BIOSCIENCE, INC.
Unaudited Condensed Statements of Shareholder’s Equity

	Common Stock		Additional	Deficit
	Shares	Amount	Paid In Capital	Accumulated	Total

Balances at July 1, 2010	13,871,839	$13,871	$2,533,706	$(2,576,326)	$(28,749)

Stock issued for cash	261,427	262	102,738	-	103,000
Stock issued for private placement
@ $0.30 per unit	244,000	244	24,156	-	24,400
Stock issued for private placement
@ $0.50 per unit	1,321,000	1,321	(1,321)	-	0
Stock issued for note payable conversion	1,624,289	1,624	138,776	-	140,400
Stock issued for services	1,966,088	1,966	351,526	-	353,492
Stock warrants issued			12,200	-	12,200
Beneficial conversion feature			245,000		245,000
Cost of issuance			(6,110)		(6,110)
Net loss				(1,507,508)	(1,507,508)

Balances at June 30, 2011	19,288,643	19,289	3,400,671	(4,083,834)	(663,874)

Stock issued for cash	199,602	200	49,800	-	50,000
Stock issued for private placement
@ $0.50 per unit	418,000	418	13,017	-	13,435
Stock issued for note payable conversion	1,450,850	1,451	185,749	-	187,200
Stock issued for services	201,530	201	48,682	-	48,883
Stock warrants issued			123,978	-	123,978
Beneficial conversion feature			121,190	-	121,190
Net loss				(301,306)	(301,306)

Balances at December 31, 2011	21,558,625	21,559	3,943,087	(4,385,140)	(420,494)

See notes to financial statements.

PURAMED BIOSCIENCE, INC.
Unaudited Condensed Statements of Cash Flows

	Six months ended
	December 31, 2011	December 31, 2010
Cash flows from operating activities
Net loss	$(301,306)	$(540,525)

Changes on non cash working capital items:
Stock issued for services	48,883	63,242
Depreciation	1,160	310
Amortization	24,334	24,002
Warrants issued for services	120,000	-
Accretion on discount on convertible bond	68,333	68,333
Beneficial conversion feature	121,190	65,000
(Gain)/loss on derivative liability	(136,495)	-
(Gain)/loss on disposal of assets	302	-
Changes in operating assets and liabilities:
Accounts receivable	316	(59)
Inventory	(33,160)	170
Prepaid expenses	(38,441)	(1,350)
Accounts payable	10,378	82,358
Accrued wages - officers	19,017	75,240
Accrued expenses	(5,631)	(3,510)
Net cash used for operating activities	(101,120)	(166,789)

Cash flows from investing activities
Patent acquisition costs	(15,056)	(8,251)
Purchase of property and equipment	(927)	-
Trademark acquisition costs	(593)	(1,979)
Net cash used for investing activities	(16,576)	(10,230)

Cash Flows from financing activities
Short-term convertible debt proceeds	125,000	65,000
Proceeds from sale of stock with warrants	154,500	110,500
Net cash provided by financing activities	279,500	175,500

Net (decrease) increase in cash	161,804	(1,519)
Cash at beginning of period	93,879	13,831

Cash at end of period	$255,683	$12,312

Supplemental disclosures of noncash investing and
financing activities and other cash flow information:
Short-term debt converted to common stock	$187,200	$72,800
Interest paid with cash	$20,571	$20,000

See notes to unaudited condensed financial statements.

PURAMED BIOSCIENCE, INC.
Notes to Condensed Unaudited Financial Statements
For the Three and Six Month Periods Ended December 31, 2011 and 2010

A.  Basis of Presentation

The condensed balance sheet as of December 31, 2011, the condensed statements of operations for the three and six month periods ended December 31, 2011 and 2010 and the condensed statements of cash flows for the six month periods ended December 31, 2011 and 2010 have been prepared by PuraMed BioScience, Inc. (the "Company") without audit.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of December 31, 2011 and the results of operations and cash flows for the three and six month periods ended December 31, 2011 and 2010 presented herein have been made.

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

B.  Going Concern

At December 31, 2011, the Company had a negative working capital of $353,812, excluding derivative liabilities because they are expected to be paid with common stock.  The Company requires additional funds to accomplish its planned business strategy or support its projected expenses. In addition revenue received from the successful roll-out of our product at national retail drug stores will now play an increased role in our capital needs.   The Company plans to obtain the needed working capital primarily through sales of both equity and debt securities, which there is no assurance it will be able to accomplish.  If the Company cannot obtain substantial working capital through common stock sales or other sources (if any), it will be forced to curtail or cease its planned business operations.  If the Company is unable to obtain additional financing, its ability to continue as a going concern is doubtful.

C.  Accounting Policies

Income/(loss) per common share - Basic income/(loss) per common share is computed by dividing net income/(loss) by the weighted average number of common shares outstanding.  Diluted income/(loss) per common share assumes the exercise of stock options and warrants using the treasury stock method, if dilutive.

Product Amortization – PuraMed BioScience® products consist primarily of the cost of trade secrets, formulas, scientific and manufacturing know-how, trade names, marketing material and other intellectual property and are amortized on a straight-line basis over an estimated useful life of seven years.

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

PURAMED BIOSCIENCE, INC.
Notes to Condensed Unaudited Financial Statements
For the Three and Six Month Periods Ended December 31, 2011 and 2010

D.  Inventory

Inventory consists of raw materials and finished goods.  Raw materials are the components, including boxes, inserts, liquid medicine and packaging materials that have not been combined into the final product, ready for sale.  Finished goods are the final product, available for sale.  The raw materials inventory will be assembled and placed in finished goods inventory when that amount is significantly reduced. Due to the lack of degradation of the material, no adjustment for obsolescence is necessary.  The following is inventory as of December 31, 2011 and June 30, 2011:

	December 31, 2011	June 30, 2011
Raw Materials	$58,026	$87,215
Finished Goods	68,602	6,253
Total Inventory	$126,628	$93,468

E.  Notes Payable Transactions

During the fiscal year ended June 30, 2011, the Company issued convertible notes payable to certain accredited investors in the total principal amount of $215,000 and all having an interest rate of 8% per annum and maturing nine months from their issuance.  These notes were convertible at various rates ranging from $0.09 to $0.28 per share.  These notes were all converted during September to December, 2011 for a total issuance by the Company of 1,450,850 common shares.

During the six months ended December 31, 2011, the Company issued 8% convertible notes payable to certain accredited investors in the total principal amount of $125,000, which mature 9 months from their issuance, and are convertible at rates ranging from $0.13 to $0.21 per share.  None of the principal of these notes has been converted into common stock.

Because all of the foregoing notes are convertible at any time, they included a beneficial conversion amount which was calculated based on stated conversion rates, market prices of common stock of the Company, term of the notes and their interest rates. The amount of such beneficial feature for each note was basically equal to the principal amount of the note.

F.  Stockholder’s Equity

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

During November 2011, pursuant to the S-1 Registration, the Company sold a total of 199,602 shares of common stock at prices ranging from $0.25 to $0.251 per share, for total proceeds of $50,000 to Lincoln Park Capital, LLC.  In addition 1,530 shares, in the amount of $1,492, were issued to Lincoln Park Capital, LLC as financing commitment shares. This leaves 1,275,638 registered shares available for future sales pursuant to the effective S-1 Registration Statement.

Convertible Notes

During the fiscal year ended June 30, 2011, the Company issued a total of 811,467 common shares for the full conversion of notes payable in the total amount of $70,000, which notes had been sold in private transactions during the year ended June 30, 2010.

PURAMED BIOSCIENCE, INC.
Notes to Condensed Unaudited Financial Statements
For the Three and Six Month Periods Ended December 31, 2011 and 2010

F.  Stockholder’s Equity (Continued)

During the fiscal year ended June 30, 2011, the Company issued convertible notes payable to an accredited investor in the total principal amount of $65,000 and all having an interest rate of 8% per annum and maturing nine months from their issuance.  These notes were convertible at various rates ranging from $0.09 to $0.28 per share.  These notes were all converted during the fiscal year ended June 30, 2011 for a total issuance by the Company of 812,822 common shares.

During the fiscal year ended June 30, 2011, the Company issued convertible notes payable to an accredited investor in the total principal amount of $180,000 and all having an interest rate of 8% per annum and maturing nine months from their issuance.  These notes were convertible at various rates ranging from $0.09 to $0.21 per share.  These notes were all converted during the six months ended December 31, 2011 for a total issuance by the Company of 1,450,850 common shares.

During the six months ended December 31, 2011, the Company issued 8% convertible notes payable to an accredited investor in the total principal amount of $125,000, which mature 9 months from their issuance, and are convertible at rates ranging from $0.13 to $0.21 per share.  None of the principal of these notes has been converted into common stock.

Because all of the foregoing notes are convertible at any time, they included a beneficial conversion amount which was calculated based on stated conversion rates, market prices of common stock of the Company, term of the notes and their interest rates. The amount of such beneficial feature for each note was basically equal to the principal amount of the note.

Common Stock for Services

During the fiscal year ended June 30, 2011, the Company issued a total of 666,088 common shares to certain persons in consideration for financial, management, marketing, legal and promotional services, valued at a total of $158,492 based on common stock prices ranging from $0.15 to $1.00.

During the six months ended December 31, 2011, the Company issued a total of 201,530 common shares to certain persons in consideration for financial, management, marketing, legal and promotional services, valued at a total of $48,883 based on common stock prices ranging from $0.15 to $0.25.

On March 25, 2011, the Company issued 800,000 shares of PuraMed common stock based on $0.15 per share to be divided equally among its two Board of director members, Messrs. Mitchell and Higgins in consideration for their serving on the Board of Directors for the current year.

On April 4, 2011, Company issued 500,000 shares of restricted common stock to Mr. Russell Mitchell, the CEO of the Company, for the successful completion and publication of the clinical study.  The stock was valued at $0.15 per share.

Equity Securities for Cash

During the year ended June 30, 2011, the Company issued a total of 86,667 common shares to accredited or qualified investors in isolated transactions for a total amount of $13,000 at $0.15 per share.

During the year ended June 30, 2011, the Company sold 244,000 shares of restricted common stock with warrants for $36,600, $24,400 for stock and $12,200 for the warrants, to accredited or qualified investors in isolated transactions, at prices ranging from $0.30 to $0.50 per unit, of which there are two shares and one warrant per unit.

PURAMED BIOSCIENCE, INC.
Notes to Condensed Unaudited Financial Statements
For the Three and Six Month Periods Ended December 31, 2011 and 2010

F.  Stockholder’s Equity (Continued)

During the year ended June 30, 2011, the Company sold 1,321,000 shares of restricted common stock with warrants for $330,250, to thirty-three private investors at a rate of $0.50 per unit, of which there are two shares and one warrant per unit.  In accordance with guidance in ASC 815-40-25-1 and ASC 815-40-25-8, the Company has determined the warrants issued have net cash settlement provisions that require classification as derivative liabilities rather than permanent equity. In accordance with such accounting rules, derivative instruments are recorded at fair value and marked-to-market each period until they are exercised or expire, with any change in the fair value charged or credited to income each period. Because these warrants do not trade in an active securities market, their fair value was estimated using the Black Scholes model.

During the six months ended December 31, 2011, the Company sold 38,000 shares of restricted common stock with warrants for $9,500, $5,522 for stock and $3,978 for the warrants, to two private investors at a rate of $0.50 per unit, of which there are two shares and one warrant per unit.

During November 2011, the Company issued 200,000 cashless warrants, at a conversion rate of $0.25 per share, to two retail brokerage consulting firms in connection with the successful entry into the largest drugstore chain in the United States.  Because these warrants do not trade in an active securities market, their fair value was estimated using the Black Scholes model and were valued at $60,000.  These warrants expire after three years from date of issuance.  The Company classifies these warrants within permanent equity as additional paid-in capital in accordance with FASB ASC 815-40.

During November 2011, the Company issued 200,000 cashless warrants, at a conversion price of $0.25 per share, to CEO Russell W. Mitchell in connection with the successful entry into the largest drugstore chain in the United States.  Because these warrants do not trade in an active securities market, their fair value was estimated using the Black Scholes model, and were valued at $60,000.  These warrants expire after three years from date of issuance.  The Company classifies these warrants within permanent equity as additional paid-in capital in accordance with FASB ASC 815-40.

During the six months ended December 31, 2011, the Company sold 380,000 shares of restricted common stock with 190,000 warrants for $95,000, to four private investors at a rate of $0.50 per unit, of which there are two shares and one warrant per unit.  In accordance with guidance in ASC 815-40-25-1 and ASC 815-40-25-8, the Company has determined the warrants issued have net cash settlement provisions that require classification as derivative liabilities rather than permanent equity. In accordance with such accounting rules, derivative instruments are recorded at fair value and marked-to-market each period until they are exercised or expire, with any change in the fair value charged or credited to income each period. Because these warrants do not trade in an active securities market, their fair value was estimated using the Black Scholes model.

As the adjustment for the derivative liability marked-to-market from the year ended June 2011, the Company recognized a net gain of $136,495 from the change in fair value of these warrants from the date of issuance to the quarter end, and from the year ended June 30, 2011 to December 31, 2011, for the derivative warrants issued in prior periods. Proceeds from the sale of stock with derivative warrants were allocated to the warrants during the period ended December 31, 2011, as follows:  $87,088 to the day-one fair value of the warrants, $7,912 to the common stock.  Accordingly, the portion of the net gain of $136,495 on derivative liabilities attributable to warrants granted during the period was $26,038.

PURAMED BIOSCIENCE, INC.
Notes to Condensed Unaudited Financial Statements
For the Three and Six Month Periods Ended December 31, 2011 and 2010

G.  Subsequent Events (Continued)

On January 6, 2012, the board of directors appointed Sue A. Baacke as Chief Financial Officer effective January 9, 2012.

During January 2012, the Company sold 12,000 shares of restricted common stock with warrants for $3,000, to a private investor at a rate of $0.50 per unit, of which there are two shares and one warrant per unit.

The US trademark for PuraMed BioScience was pending and has been approved.  Starting January 2012, amortization will be applied to this intangible asset for the life of the trademark or ten years.  Any future fees to maintain this trademark will be expensed as incurred.

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

Overview of Business

The Company is engaged in the business of developing and marketing a line of non-prescription medicinal or healthcare products to be marketed through various retail channels under the LipiGesic® brand and trademark. In an effort to add continuity to all of the PuraMed BioScience™ products, the Company trademarked the brand name LipiGesic®. The Company has completed all product development and design packaging for its initial three products, LipiGesic® M (Migraine), LipiGesic® PM (Insomnia), and LipiGesic® H (Tension Headache), and began their commercial introduction to the marketplace.

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

The Company entered the OTC healthcare products marketplace by employing “direct to consumer” marketing via television commercials and print articles.  This will be followed by broad retail distribution through mainstream drug store chains, mass merchandisers, and food chains. As of January 2012, PuraMed has achieved retail distribution in the top two national retail drug chains in the United States, Walgreens and CVS.  The Company is currently looking to expand its retail placement amongst national retail drug chains as well as undergoing substantial marketing activities directed toward supporting its initial commercial launch of its LipiGesic®M migraine headache relief product.

In addition to the national retail drug chain roll-out campaign, PuraMed is now implementing its public relations effort utilizing the evidence from its recently completed clinical study.  The clinical study design was a double blind, placebo controlled, multi-site study measuring the effectiveness of LipiGesic® M for the treatment of acute migraine attacks.  The Company announced in June 2011 that their independent clinical study of LipiGesic® M has been accepted for publication in a top-ranked medical journal.  Headache, a top-tier medical journal of the American Headache Society published the clinical study of LipiGesic® M in their July/August 2011 print edition.

The Company has implemented a robust Social Marketing effort utilizing popular social internet sites like Facebook, YouTube, Twitter, Google+ and the abundance of “blogs” to drive consumers and revenue by obtaining access to large audiences and influencers.  In addition to a strong consumer emphasis, this program will have a major component that promotes our LipiGesic® M product directly to the medical professionals who treat headaches.

The Company intends to continue to develop and grow its intellectual property portfolio in 2012 which is expected to substantially enhance shareholder value. The Company is currently engaged in conducting a clinical study on its LipiGesic® M migraine product for the potential use on children and adolescents. PuraMed already has established its protocol, identified researchers, and selected sites for a new Double Blind Placebo Controlled study of LipiGesic® M for the potential use with children. There are nearly 2 million children in the USA that suffer from frequent debilitating migraines with no prescription treatments approved for use on children.

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

LipiGesic® M is effective, available as a non-prescription remedy, without any known side effects, and affordable compared to more expensive migraine drugs based on prescription chemical formulations.

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

LipiGesic® H – provides relief for common tension headaches which afflict a majority of American adults from time to time. This remedy provides headache relief features a unique proprietary formulation of St. John’s Wort and common aspirin.

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

Sublingual Delivery System

The LipiGesic® M, LipiGesic® PM and LipiGesic® H are non-prescription, liquid medications that will be absorbed under-the tongue known as “sublingual.” The use of sublingual delivery provides fast relief for whatever ailment or condition is being treated. Unlike the majority of pills and medications absorbed through the stomach directly, PuraMed products are placed and absorbed directly under the tongue. Advantages of sublingual dispensing of drugs and medications include faster acting absorption for quick relief, improved efficacy, less stomach upset, and fewer side effects.

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

Sales and Marketing

PuraMed intends to launch its initial three products commercially through the following three-phase process:

Phase One Rollout:  Direct Response. In December 2009 PuraMed began running its two-minute direct response television commercials via selected national cable television stations.  The media spend over the initial ninety day test phase was modest in an effort to optimize the television campaign. PuraMed will also employ website and toll-free telephone access in conjunction with its TV direct response campaigns. A Social Media Campaign conducted on the internet via popular internet networking sites like Facebook, twitter and Google + has also been implemented to drive customers to our eCommerce websites. PuraMed began Phase One Rollout for its migraine produce, LipiGesic® M, during the fourth quarter of calendar year 2009.

Phase Two Rollout:  Retail Drugstores. PuraMed began consumer awareness and delivering product sales from its direct response marketing phase coupled with its Social Marketing Plan to reach both consumers and medical professionals by the second quarter of 2011. In the fourth quarter of calendar year 2011 it began marketing through more than 15,000 retail drugstores targeted by PuraMed, including Walgreens and CVS which are the top two national retail drug chains in the US.  Due to PuraMed’s management having extensive and good relationships with targeted retail outlets for PuraMed products, PuraMed believes it has the ability to place its products on the shelf in all its targeted retail outlets.

Phase Three Rollout:  Further Retail Outlets. Beginning early 2012, PuraMed will launch Phase Three which will consist of placing PuraMed products in a further approximately 25,000 targeted retail outlets including mass merchandisers such as Rite Aid, Wal-Mart and Target, food store chains such as SuperValu, Kroger and Safeway, and additional well-known regional drugstores.

PuraMed has selected its targeted retailers according to various material criteria, including cost of entry, geography, demographics and consumer preference.

After achieving initial distribution for PuraMed products, PuraMed will initiate a comprehensive and ongoing promotional campaign directed toward consumer groups it has identified from its product rollouts.

Results of Operations

Revenues

Revenues consist of wholesale, website and telephone sales of the LipiGesic® M migraine product.  The wholesale sales have been to the largest drug chain store in the United States.

Cost of Sales

Cost of sales consists of merchant fees, material, packaging and freight costs for the units sold.

Operating Expenses

Selling, general and administrative expenses consist primarily of payroll taxes, health insurance, facility rent and administrative overhead costs.

Amortization and depreciation expenses consist primarily of depreciation of fixed assets and amortization of our LipiGesic® trademark and intellectual property received during our spin-off from our parent company in April 2007.

Marketing and advertising expense include payments for public relations, stock promotion and advertising consistent with the commercialization of products.

Professional fees consist of audit, legal, transfer agent, consulting, commission and directors fees.

Salaries include payments to our office manager and corporate controller.

Officers’ salaries include payroll to our Chief Executive Officer and our Chief Financial Officer.

Comparison of Operations for Three Months Ended December 31, 2011 and 2010

Revenue

Revenue for the three months ended December 31, 2011 were $608,676 compared to $1,869 for the three months ended December 31, 2010.  The revenue increased due to new retail distribution.

Cost of Sales

Cost of sales for the three months ended December 31, 2011 were $118,095, compared to $753 for the three months ended December 31, 2010.  The cost of sales increased due to additional raw material costs, production and freight costs for the new retail distribution.

Gross profit

The gross profit for the three months ended December 31, 2011 was $490,581, compared to $1,116 for the three months ended December 31, 2010.  The increase in gross profit is due to new retail distribution.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $43,286 and $15,782 for the three months ended December 31, 2011 and 2010, respectively. The increase is primarily attributed to product liability insurance as a result of new retail distribution.

Amortization and Depreciation

Amortization and depreciation expenses for the three months ended December 31, 2011 and 2010 were similar at $12,775 compared to $12,155.

Marketing and Advertising Expense

Marketing and advertising expense for the three months ended December 31, 2011 were $164,944 compared to $56,311 for the three months ended December 31, 2010.  The increase in the expenses was due to the marketing and advertising necessary to support our product’s entry into retail drugstores.

Professional Fees

Professional fees for the three months ended December 31, 2011 were $125,146 compared to $13,407 for the three months ended December 31, 2010.  The increase was attributed to additional consulting fees paid to support the Company’s product entry into the retail drugstores.

Research and Development Expenses

Research and development expenses for the three months ended December 31, 2011 were similar at $117 compared to $140 for the three months ended December 31, 2010.

Salaries

Salaries for the three months ended December 31, 2011 were $18,535 compared to $13,616 for the three months ended December 31, 2010, which is attributed to the increase in hours worked by administrative personnel compared to the previous period.

Officers’ Salaries

Officer salaries for the three months ended December 31, 2011 and 2010 were $108,000 and $48,000, respectively.  The increase in salaries is attributed to the warrants issued to Russell Mitchell in connection with the successful entry into the largest drugstore chain in the United States.

Interest Expense

Interest expense for the three months ended December 31, 2011 and 2010 was $118,255 and $46,117, respectively.  The increase in the expense is attributed to additional notes used to finance the Company.

Gain/(Loss) on Disposal of Assets

The loss on disposal of assets is the result of disposal of software no longer used by the Company.  The amount for December 31, 2011 was $302, there were no disposals recorded for the quarter ended December 31, 2010.

Gain/(Loss) on Derivative Liability

The gain on derivative liability is the difference in value using the lattice model for the warrants between the date issued and the quarter ended December 31, 2011 and 2010.  The amount for December 31, 2011 was $206,249, there were no derivative liabilities recorded for the quarter ended December 31, 2010.

Net Income/Loss

Net income for the three months ended December 31, 2011 was $105,470 compared to a loss of $204,412 for the three months ended December 31, 2010.  The gain in 2011 was due to new distribution in retail drugstores.

Comparison of Operations for Six Months Ended December 31, 2011 and 2010

Revenue

Revenue for the six months ended December 31, 2011 were $613,931 compared to $5,472 for the six months ended December 31, 2010.  The revenue increased due to new retail distribution.

Cost of Sales

Cost of sales for the six months ended December 31, 2011 were $121,311, compared to $3,507 for the six months ended December 31, 2010.  The cost of sales increased due to additional raw material costs, production and freight costs for the new retail distribution.

Gross Profit

The gross profit for the six months ended December 31, 2011 was $492,620, compared to $1,965 for the six months ended December 31, 2010.  The increase in gross profit is due to new retail distribution.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $66,584 and $31,515 for the six months ended December 31, 2011 and 2010, respectively.   The increase is primarily attributed to product liability insurance as a result of new retail distribution.

Amortization and Depreciation

Amortization and depreciation expenses for the six months ended December 31, 2011 and 2010 were similar at $25,494 compared to $24,312.

Marketing and Advertising Expense

Marketing and advertising expense for the six months ended December 31, 2011 were $268,647 compared to $144,400 for the six months ended December 31, 2010.  The increase in the expenses was due to the marketing and advertising necessary to support our product’s entry into retail drugstores.

Professional Fees

Professional fees for the six months ended December 31, 2011 were $158,988 compared to $58,698 for the six months ended December 31, 2010.  The increase was attributed to additional consulting fees paid to support the Company’s product entry into the retail drugstores.

Research and Development Expenses

Research and development expenses for the six months ended December 31, 2011 were $2,247 compared to $890 for the six months ended December 31, 2010.  The increase in expense was due to design changes in retail packaging.

Salaries

Salaries for the six months ended December 31, 2011 were $36,803 compared to $27,920 for the six months ended December 31, 2010, which is attributed to the fluctuation of hours worked by administrative personal in the previous period.

Officers’ Salaries

Officer salaries for the six months ended December 31, 2011 and 2010 were $156,000 and $96,000, respectively.  The increase in salaries is attributed to the warrants issued to Mr. Mitchell in connection with the successful entry into the largest drugstore chain in the United States.

Interest Expense

Interest expense for the six months ended December 31, 2011 and 2010 were $215,356 and $158,486, respectively.  The increase in the expense is attributed to additional notes used to finance the Company.

Gain/(Loss) on Disposal of Assets

The loss on disposal of assets is the result of disposal of software no longer used by the Company.  The amount for December 31, 2011 was $302, there were no disposals recorded for the six months ended December 31, 2010.

Gain/(Loss) on Derivative Liability

The gain on derivative liability is the difference in value using the Black-Scholes formula for the warrants between the date issued and the six months ended December 31, 2011 and 2010.  The amount for December 31, 2011 was $136,495, there were no derivative liabilities recorded for the six months ended December 31, 2010.

Day One Gain in Derivative Liability

The difference between the proceeds received and the value of the warrants issued resulted in a gain.  The amount for the six months ended December 31, 2011 was $7,912, there were no derivative liabilities recorded for the six months ended December 31, 2010.

Net Losses

Net losses for the six months ended December 31, 2011 were $293,394 compared to $540,525 for the six months ended December 31, 2010.  The reduction in the loss from the comparison period is due to new distribution in retail drugstores in 2011, net of the effect of additional expenses.

Financial Condition, Liquidity and Capital Resources

As of December 31, 2011, the Company had cash of $255,683 and negative working capital of $353,812, excluding derivative liabilities, which are expected to be paid with common stock.

As in the past, we intend to raise the funds needed to implement our plan of operation through both private sales of debt and equity securities. In addition revenue received from the successful roll-out of our product at national retail drug stores will now play an increased role in our capital needs.  There is no assurance, however, that we will be successful in raising the necessary capital to implement our business plan, either through debt or equity sources.

Business Strategy

PuraMed’s current business strategy is to continue the promotion of its initial non-prescription migraine headache relief product, LipiGesic® M, and continue with their commercial retail drug chain roll-out plan through the calendar year 2012.  The product has gained nationwide distribution in Walgreens and CVS retail drug chains with additional drug chains being targeted for distribution in calendar year 2012.  PuraMed’s primary goal is to achieve continual material growth of LipiGesic® product sales through mainstream drug, mass merchandiser and food retail channels while at the same time promoting LipiGesic® brand awareness to realize substantial profitability as soon as possible. To implement this strategy, PuraMed intends to execute the following activities during the next twelve months:

The Successful Outcome of the Clinical Trial - The outcome of our clinical study coupled with the publication of the manuscript in the peer reviewed-medical journal “Headache, The Journal of Head and Face Pain” has proved to be very successful.  It has and is expected to continue to provide us with numerous marketing and promotion opportunities that could significantly help with the retail launch of our LipiGesic® M migraine product.  PuraMed is in the process of executing a detailed marketing plan that focuses on the medical community since the successful outcome of our clinical study trial supports such actions.  Medical marketing efforts geared toward doctors, physician’s assistants, pharmacists, etc. is expected to be very lucrative as a component in our overall marketing strategy.

The Company plans to continue its research efforts in 2012. PuraMed already has established its protocol, identified researchers, and selected sites for a new Double Blind Placebo Controlled study of LipiGesic M for the potential use with children. There are nearly 2 million children in the USA that suffer from frequent debilitating migraines with no prescription treatments approved for use on children. Medical professionals will not recommend any of the adult approved treatments because they have concerns of side effect profiles. Children were included in the LipiGesic M study, published earlier this year and the encouraging efficacy and safety results have paved the way to study a larger population. This study will commence in early 2012.

Promotion to the medical community will utilize the published results of the study which are expected to help promote LipiGesic® M as a new non-prescription abortive therapy which offers a broad range of advantages over the current first line prescription abortive treatment. The Company expects to exhibit and detail the product at key medical conferences throughout the country focusing on headache and primary care specialists. These specialists would include medical doctors, osteopathic physicians, physician assistants and nurse practitioners. PuraMed has developed a "Doctor Detailing Kit" that is currently being sent directly to health professionals, across the country that include samples, study data and use indications to inform Doctors who are unable to attend the various conferences throughout the year.  Additionally, the Company expects to partner with key national organizations specializing in headache disorders as well as regional groups and support networks.

Commercialize PuraMed Products – PuraMed’s primary focus for the first quarter of calendar year 2012 will be to gain distribution with one or more additional national chain drug stores.  In addition, the Company will be implementing a marketing campaign utilizing its successful clinical study.  The Company has begun the execution of our marketing campaign utilizing our Clinical Trials to overcome consumer and retailer skepticism and provide third party validation of our migraine products efficacy.  The Company’s marketing efforts will have a strong consumer emphasis including a Social Marketing campaign, medial community detailing and sampling, Continuing Medical Education (CME) program for doctors and pharmacists, Medical conference participation and Celebrity endorsements.   In addition our website and eCommerce efforts will be enhanced to optimize our internet sales as a result of our new marketing campaign.  PuraMed also has utilized newspaper advertising in ten major markets to inform consumers about our product and direct them to the national retail drug chain where we currently have distribution.  The Company also has plans to test direct response radio advertising and has implemented a  Social Marketing initiative that includes Facebook, Twitter, Google +, and YouTube.  In addition our eCommerce website www.lipigesic.com will continue to be promoted via Direct Response, Consumer Marketing and our Social Media Marketing efforts.

Expansion of Sales and Marketing Activities – PuraMed will continue to expand upon its marketing activities which have been focused toward obtaining a nationwide network of retail outlets and employing consumer media advertising for its planned product sales, as well as promoting and building LipiGesic® brand awareness. PuraMed will participate in industry trade shows and similar events, and also will engage in substantial media advertising and direct sales media campaigns to attract and secure consumers for PuraMed products.

Continuation of Product Development – Besides its already developed products, PuraMed will continue development and testing of additional non-prescription drugs and nutritional supplements to be commercially launched in the future as additional LipiGesic® products.

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

LipiGesic® Products:

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

The carrying value is reviewed periodically or when factors indicating impairment are present.  The impairment loss is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets.  The Company believes that no impairment exists at December 31, 2011.

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

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During October through December 31, 2011, the Company, through private transactions, offered and sold 38,000 shares of common stock to two individual investors for a total of $9,500 net of offering expenses.  Sale of these common shares was deemed exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.  No advertising or general solicitation was involved and these shares were offered only to the individual purchasers who are accredited investors.  Moreover, the stock certificates for these shares are legended to prevent further transfer, resale or other disposition unless registered under applicable securities laws or exempt from such registration.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

See Exhibit Index below

Exhibit Index
Quarterly report on Form 10-Q
For the quarter ended December 31, 2011

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_____
*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURAMED BIOSCIENCE, INC.

Date: February 9, 2012	By:	/s/ Russell W. Mitchell
Russell W. Mitchell,
CEO

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

Date: February 9, 2012	By:	/s/ Russell W. Mitchell
Russell W. Mitchell, Director
(principal executive officer)

Date: February 9, 2012	By:	/s/ Sue A. Baacke
Sue A. Baacke
(principal financial officer)