Form 10-Q
period 2012-03-31
Puramed Bioscience Inc.
filed 2012-05-08
CIK 1409565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2012

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

There were 23,294,385 shares of Common Stock outstanding as of May 8, 2012.

PART I – FINANCIAL INFORMATION

Item 1.  CONDENSED FINANCIAL STATEMENTS
PURAMED BIOSCIENCE, INC.
Condensed Balance Sheets

	March 31,	June 30,
	2012	2011
	(Unaudited)
ASSETS
Current Assets
Cash	$49,758	$93,879
Accounts receivable	1,595	316
Inventory	180,549	93,468
Prepaid expenses	60,787	4,513
Total Current Assets	292,689	192,176

Property and Equipment
Computer software	2,483	3,760
Computer hardware	5,338	5,259
Equipment	2,136	2,136
Accumulated depreciation	(2,234)	(2,326)
Net Property and Equipment	7,723	8,829

Other Assets
PuraMed Bioscience Products, net of accumulated
amortization of $238,412 and $202,409, respectively	97,620	133,623
Trademarks, net of accumulated amortization of $735 and $0	15,401	15,543
Patent	68,778	53,491
Total Other Assets	181,799	202,657

Total assets	$482,211	$403,662

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$167,541	$116,064
Accrued wages - Officers'	119,336	122,505
Accrued expenses	29,742	17,769
Convertible bond payable, net	415,343	-
Short-term convertible debt	128,000	180,000
Derivative liability	201,220	318,355
Total Current Liabilities	1,061,182	754,693

Long-term Liabilities
Convertible bond payable, net	-	312,843
Total Long-term Liabilities	-	312,843

Total Liabilities	1,061,182	1,067,536

Stockholders' Equity (Deficit)
Undesignated shares, 5,000,000 shares authorized, none issued	-	-
Common stock, $.001 par value, 45,000,000 shares
authorized, 22,697,117 shares and 19,288,643 shares issued
and outstanding, respectively	22,697	19,289
Additional paid in capital	4,448,283	3,400,671
Deficit accumulated	(5,049,951)	(4,083,834)

Total Stockholders' Equity (Deficit)	(578,971)	(663,874)

Total Liabilities & Stockholders' Equity (Deficit)	$482,211	$403,662
z

See notes to unaudited condensed financial statements.

PURAMED BIOSCIENCE, INC.
Unaudited Condensed Statements of Operations

	Three months ended		Nine months ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011

Total Net Revenues	$143,883	$911	$757,815	$6,384

Cost of sales	49,727	362	171,039	3,870

Gross profit	94,156	549	586,776	2,514

Operating expenses
Selling, general and administrative expenses	53,457	25,637	120,041	57,153
Amortization and depreciation expense	12,976	12,156	38,470	36,467
Marketing and advertising expense	267,296	49,629	535,943	194,030
Professional fees	215,597	153,285	374,584	212,253
Research and development	15,162	38,967	17,409	39,857
Salaries	11,389	36,016	48,192	63,936
Officers' salaries	150,384	48,000	306,384	144,000
Total operating expenses	726,261	363,690	1,441,023	747,696

Loss from operations	(632,105)	(363,141)	(854,247)	(745,182)

Other income / (expense)
Interest income	-	-	-	2
Interest expense	(100,435)	(121,123)	(315,791)	(279,608)
Gain/(loss) on disposal of assets	-	-	(302)	-
Gain/(loss) on derivative liability	67,728	-	204,223	-

Total other income/(expense)	(32,707)	(121,123)	(111,870)	(279,606)

Net loss	$(664,812)	$(484,264)	$(966,117)	$(1,024,788)

Loss per common share - basic
and diluted	$(0.03)	$(0.03)	$(0.05)	$(0.07)

Average number of common shares
outstanding basic and diluted	21,864,843	15,778,714	20,955,052	14,665,161

See notes to unaudited condensed financial statements.

PURAMED BIOSCIENCE, INC.
Unaudited Condensed Statements of Cash Flows

	Nine months ended
	March 31, 2012	March 31, 2011
Cash flows from operating activities
Net loss	$(966,117)	$(1,024,788)

Changes on non cash working capital items:
Stock issued for services	139,720	236,241
Depreciation	1,731	464
Amortization	36,738	36,003
Warrants issued for services	322,500	-
Accretion on discount on convertible bond	102,500	102,500
Beneficial conversion feature	174,190	140,000
(Gain)/loss on derivative liability	(204,223)	-
(Gain)/loss on disposal of assets	302	-
Changes in operating assets and liabilities:
Accounts receivable	(1,279)	44
Inventory	(87,081)	234
Prepaid expenses	(56,274)	946
Accounts payable	51,477	112,711
Accrued wages - officers	(3,169)	102,690
Accrued expenses	21,173	17,932
Net cash used for operating activities	(467,812)	(275,023)

Cash flows from investing activities
Patent acquisition costs	(15,287)	(14,726)
Purchase of property and equipment	(927)	-
Trademark acquisition costs	(593)	(2,208)
Net cash used for investing activities	(16,807)	(16,934)

Cash Flows from financing activities
Short-term convertible debt proceeds	178,000	140,000
Proceeds from sale of stock with warrants	262,498	139,601
Net cash provided by financing activities	440,498	279,601

Net (decrease) increase in cash	(44,121)	(12,356)
Cash at beginning of period	93,879	13,831

Cash at end of period	$49,758	$1,475

Supplemental disclosures of noncash investing and
financing activities and other cash flow information:
Short-term debt converted to common stock	$239,200	$129,000
Interest paid with cash	$31,092	$16,667

See notes to unaudited condensed financial statements.

PURAMED BIOSCIENCE, INC.
Notes to Condensed Unaudited Financial Statements
For the Three and Nine Month Periods Ended March 31, 2012 and 2011

A.  Basis of Presentation

The condensed balance sheet as of March 31, 2012, the condensed statements of operations for the three and nine month periods ended March 31, 2012 and 2011 and the condensed statements of cash flows for the nine month periods ended March 31, 2012 and 2011 have been prepared by PuraMed BioScience, Inc. (the "Company") without audit.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2012 and the results of operations and cash flows for the three and nine month periods ended March 31, 2012 and 2011 presented herein have been made.

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

B.  Going Concern

At March 31, 2012, the Company had a negative working capital of $567,273, excluding derivative liabilities because they are expected to be paid with common stock.  The Company requires additional funds to accomplish its planned business strategy or support its projected expenses. In addition revenue received from the successful roll-out of our product at national retail drug stores will now play an increased role in our capital needs.   The Company plans to obtain the needed working capital primarily through sales of both equity and debt securities, which there is no assurance it will be able to accomplish.  If the Company cannot obtain substantial working capital through common stock sales or other sources (if any), it will be forced to curtail or cease its planned business operations.  If the Company is unable to obtain additional financing, its ability to continue as a going concern is doubtful.

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

Trademark Amortization – PuraMed BioScience® trademarks consist of the legal costs associated with registering our LipiGesic® and PuraMed BioScience® trademarks.  As these trademarks have been approved, they are being amortized on a straight-line basis over an estimated useful life of ten years.

Recently Enacted Accounting Standards

In December 2011, the Financial Accounting Standards Board (FASB) issued Update No. 2011-11—Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.  In 2010, FASB issued Update No. 2010-28—Intangibles—Goodwill and Other (Topic 350), Update 2010-22, Accounting for Various Topics, Technical Corrections to SEC Paragraphs, and Update No. 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies (SEC Update).  Adoption of any of these Updates will have no impact on the Company’s financial reporting.  Should any of these updates pertain to the Company, it will comply with its requirements for reporting.

PURAMED BIOSCIENCE, INC.
Notes to Condensed Unaudited Financial Statements
For the Three and Nine Month Periods Ended March 31, 2012 and 2011

D.  Inventory

Inventory consists of raw materials and finished goods.  Raw materials are the components, including boxes, inserts, liquid medicine and packaging materials that have not been combined into the final product, ready for sale.  Finished goods are the final product, available for sale.  The raw materials inventory will be assembled and placed in finished goods inventory when that amount is significantly reduced. Due to the lack of degradation of the material, no adjustment for obsolescence is necessary.  The following is inventory as of March 31, 2012 and June 30, 2011:

	March 31, 2012	June 30, 2011
Raw Materials	$67,666	$87,215
Finished Goods	112,883	6,253
Total Inventory	$180,549	$93,468

E.  Notes Payable Transactions

During the fiscal year ended June 30, 2011, the Company issued convertible notes payable to certain accredited investors in the total principal amount of $215,000 and all having an interest rate of 8% per annum and maturing nine months from their issuance.  These notes were convertible at various rates ranging from $0.09 to $0.28 per share.  These notes were all converted during September to December 2011 for a total issuance by the Company of 1,450,850 common shares.

During the nine months ended March 31, 2012, the Company issued 8% convertible notes payable to certain accredited investors in the total principal amount of $178,000, which mature 9 months from their issuance, and are convertible at rates ranging from $0.11 to $0.21 per share.  During the current quarter, one of the principal of these notes, in the amount of $50,000, has been converted into common stock for an issuance by the Company of 358,747 common shares.

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

During the nine months ended March 31, 2012, pursuant to the S-1 Registration, the Company sold a total of 567,287 shares of common stock at prices ranging from $0.25 to $0.293 per share, for total proceeds of $150,000 to Lincoln Park Capital, LLC.  In addition, 4,590 shares, in the amount of $1,219, were issued to Lincoln Park Capital, LLC as financing commitment shares. This leaves 907,953 registered shares available for future sales pursuant to the effective S-1 Registration Statement.

Convertible Notes

During the fiscal year ended June 30, 2011, the Company issued a total of 811,467 common shares for the full conversion of a prior year note payable in the total amount of $70,000, which note had an interest rate of 8% per annum and maturing nine months from its issuance.

PURAMED BIOSCIENCE, INC.
Notes to Condensed Unaudited Financial Statements
For the Three and Nine Month Periods Ended March 31, 2012 and 2011

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

During the fiscal year ended June 30, 2011, the Company issued convertible notes payable to an accredited investor in the total principal amount of $180,000 and all having an interest rate of 8% per annum and maturing nine months from their issuance.  These notes were convertible at various rates ranging from $0.09 to $0.21 per share.  These notes were all converted during the nine months ended March 31, 2012 for a total issuance by the Company of 1,450,850 common shares.

During the nine months ended March 31, 2012, the Company issued 8% convertible notes payable to an accredited investor in the total principal amount of $178,000, which mature nine months from their issuance, and are convertible at rates ranging from $0.13 to $0.21 per share.  During the current quarter, one of the principal of these notes, in the amount of $50,000, has been converted into common stock for an issuance by the Company of 358,747 common shares.

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

During the nine months ended March 31, 2012, the Company issued a total of 581,590 common shares to certain persons in consideration for financial, management, marketing, legal and promotional services, valued at a total of $139,720 based on common stock prices ranging from $0.15 to $0.293.

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
For the Three and Nine Month Periods Ended March 31, 2012 and 2011

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

During the nine months ended March 31, 2012, the Company sold 70,000 shares of restricted common stock with warrants for $17,500, $10,414 for stock and $7,086 for the warrants, to three private investors at a rate of $0.50 per unit, of which there are two shares and one warrant per unit.

During the nine months ended March 31, 2012, the Company issued 500,000 cashless warrants, at a conversion rate of $0.25 per share, to four separate consulting firms in connection with the successful entry into the two largest drugstore chains in the United States and the associated marketing support.  Because these warrants do not trade in an active securities market, their fair value was estimated using the Black Scholes model and were valued at $181,500.  These warrants expire after three years from date of issuance.  The Company classifies these warrants within permanent equity as additional paid-in capital in accordance with FASB ASC 815-40.

During the nine months ended March 31, 2012, the Company issued 400,000 cashless warrants, at a conversion price of $0.25 per share, to CEO Russell W. Mitchell in connection with the successful entry into the two largest drugstore chains in the United States.  Because these warrants do not trade in an active securities market, their fair value was estimated using the Black Scholes model, and were valued at $141,000.  These warrants expire after three years from date of issuance.  The Company classifies these warrants within permanent equity as additional paid-in capital in accordance with FASB ASC 815-40.

During the nine months ended March 31, 2012, the Company sold 380,000 shares of restricted common stock with 190,000 warrants for $95,000, to four private investors at a rate of $0.50 per unit, of which there are two shares and one warrant per unit.  In accordance with guidance in ASC 815-40-25-1 and ASC 815-40-25-8, the Company has determined the warrants issued have net cash settlement provisions that require classification as derivative liabilities rather than permanent equity. In accordance with such accounting rules, derivative instruments are recorded at fair value and marked-to-market each period until they are exercised or expire, with any change in the fair value charged or credited to income each period. Because these warrants do not trade in an active securities market, their fair value was estimated using the Black Scholes model.

As the adjustment for the derivative liability marked-to-market from the year ended June 2011, the Company recognized a net gain of $204,223 from the change in fair value of these warrants from the date of issuance to the quarter end, and from the year ended June 30, 2011 to March 31, 2012, for the derivative warrants issued in prior periods.  The portion of the net gain of $204,223 on derivative liabilities attributable to warrants granted during the period was $41,253.

G.  Subsequent Events

Pursuant to the S-1 Registration, the Company sold a total of 200,000 shares of common stock at a price of $0.25 per share, for total proceeds of $50,000 to Lincoln Park Capital, LLC.  In addition, 1,530 shares, in the amount of $383, were issued to Lincoln Park Capital, LLC as financing commitment shares. This leaves 707,953 registered shares available for future sales pursuant to the effective S-1 Registration Statement.

PURAMED BIOSCIENCE, INC.
Notes to Condensed Unaudited Financial Statements
For the Three and Nine Month Periods Ended March 31, 2012 and 2011

G.  Subsequent Events (Continued)

During the nine months ended March 31, 2012, the Company issued 8% convertible notes payable to an accredited investor in the total principal amount of $178,000, which mature nine months from their issuance, and are convertible at rates ranging from $0.11 to $0.21 per share.  During April 2012, one of these notes, in the amount of $40,000, has been converted into common stock for an issuance by the Company of 355,738 common shares.

In April 2012, the Company issued 40,000 shares of common stock to an independent contractor in consideration for promotional services, valued at a total of $10,000 based on $0.25 per share.

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

Overview of Business

The Company is engaged in the business of developing and marketing a line of non-prescription medicinal or healthcare products to be marketed through various retail channels under the LipiGesic® brand and trademark. In an effort to add continuity to all of the PuraMed BioScience products, the Company trademarked the brand name LipiGesic®. The Company has completed all product development and design packaging for its initial three products, LipiGesic® M (Migraine), LipiGesic® PM (Insomnia), and LipiGesic® H (Tension Headache), and began their commercial introduction to the marketplace.

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

The Company entered the OTC healthcare products marketplace by employing “direct to consumer” marketing via television commercials and print articles.  This will be followed by broad retail distribution through mainstream drug store chains, mass merchandisers, and food chains. As of January 2012, PuraMed has achieved retail distribution in the top two national retail drug chains in the United States, Walgreens and CVS.  The Company is currently looking to expand its retail placement amongst national retail drug chains as well as undergoing substantial marketing activities directed toward supporting its initial commercial launch of its LipiGesic® M migraine headache relief product.

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

Sales and Marketing

PuraMed intends to launch its initial three products commercially through the following three-phase process:

Phase One Rollout:  Direct Response. In December 2009 PuraMed began running its two-minute direct response television commercials via selected national cable television stations for our LipiGesic M migraine headache relief product.  The media spend over the initial ninety day test phase was modest in an effort to optimize the television campaign. PuraMed will also employ website and toll-free telephone access in conjunction with its TV direct response campaigns. A Social Media Campaign conducted on the internet via popular internet networking sites like Facebook, Twitter and Google + has also been implemented to drive customers to our eCommerce websites.

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

Phase Three Rollout:  Further Retail Outlets. Beginning in calendar year 2012, PuraMed has launched Phase Three which will consist of placing PuraMed products in a further approximately 25,000 targeted retail outlets including mass merchandisers such as Rite Aid, Wal-Mart and Target, food store chains such as SuperValu, Kroger and Safeway, and additional well-known regional drugstores.

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

Officers’ salaries include payroll to our Chief Executive Officer, Chief Operating Officer and our Chief Financial Officer.

Comparison of Operations for Three Months Ended March 31, 2012 and 2011

Revenue

Revenue for the three months ended March 31, 2012 was $143,883 compared to $911 for the three months ended March 31, 2011.  The revenue increased due to new retail distribution.

Cost of Sales

Cost of sales for the three months ended March 31, 2012 was $49,727, compared to $362 for the three months ended March 31, 2011.  The cost of sales increased due to additional raw material costs, production and freight costs for the new retail distribution.

Gross profit

The gross profit for the three months ended March 31, 2012 was $94,156, compared to $549 for the three months ended March 31, 2011.  The increase in gross profit is due to new retail distribution.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $53,457 and $25,637 for the three months ended March 31, 2012 and 2011, respectively. The increase is primarily attributed to the cost of the product liability insurance policy required by retailers.

Amortization and Depreciation

Amortization and depreciation expenses for the three months ended March 31, 2012 and 2011 were similar at $12,976 compared to $12,156.

Marketing and Advertising Expense

Marketing and advertising expense for the three months ended March 31, 2012 was $267,296 compared to $49,629 for the three months ended March 31, 2011.  The increase in the expenses was due to the marketing and advertising campaign necessary to support our products at retail.

Professional Fees

Professional fees for the three months ended March 31, 2012 were $215,597 compared to $153,285 for the three months ended March 31, 2011.  The increase was attributed to additional consulting fees paid to support the Company’s product entry into retail drugstores.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2012 were $15,162 compared to $38,967 for the three months ended March 31, 2011.  The previous period expense was higher due to the cost of the first clinical study.

Salaries

Salaries for the three months ended March 31, 2012 were $11,389 compared to $36,016 for the three months ended March 31, 2011, which is attributed to the removal of the corporate controller’s wages from salaries to officer salaries as chief financial officer for the current period.

Officers’ Salaries

Officer salaries for the three months ended March 31, 2012 and 2011 were $150,384 and $48,000, respectively.  The increase in salaries is attributed to the warrants issued to Russell Mitchell and the inclusion of the Chief Financial Officer salary.

Interest Expense

Interest expense for the three months ended March 31, 2012 and 2011 was $100,435 and $121,123, respectively.  The decrease in the expense is attributed to the decreased amount of notes used to finance the Company.

Gain/(Loss) on Derivative Liability

The gain on derivative liability is the difference in value using the lattice model for the warrants between the date issued and the quarter ended March 31, 2012 and 2011.  The amount for March 31, 2012 was $67,728, there were no derivative liabilities recorded for the quarter ended March 31, 2011.

Net Loss

Net loss for the three months ended March 31, 2012 was $664,812 compared to a loss of $484,264 for the three months ended March 31, 2011.  The increase in the loss for 2012 was due to the cost associated with new distribution in the nation’s two largest retail drugstore chains and increase in advertising to support that distribution.

Comparison of Operations for Nine Months Ended March 31, 2012 and 2011

Revenue

Revenue for the nine months ended March 31, 2012 was $757,815 compared to $6,384 for the nine months ended March 31, 2011.  The revenue increased due to new retail distribution.

Cost of Sales

Cost of sales for the nine months ended March 31, 2012 was $171,039, compared to $3,870 for the nine months ended March 31, 2011.  The cost of sales increased due to additional raw material costs, production and freight costs for the new retail distribution.

Gross Profit

The gross profit for the nine months ended March 31, 2012 was $586,776, compared to $2,514 for the nine months ended March 31, 2011.  The increase in gross profit is due to new retail distribution.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $120,041 and $57,153 for the nine months ended March 31, 2012 and 2011, respectively.   The increase is primarily attributed to the cost of the product liability insurance policy required by retailers.

Amortization and Depreciation

Amortization and depreciation expenses for the nine months ended March 31, 2012 and 2011 were similar at $38,470 compared to $36,467.

Marketing and Advertising Expense

Marketing and advertising expense for the nine months ended March 31, 2012 was $535,943 compared to $194,030 for the nine months ended March 31, 2011.  The increase in the expenses was due to the marketing and advertising campaign necessary to support our products at retail.

Professional Fees

Professional fees for the nine months ended March 31, 2012 were $374,584 compared to $212,253 for the nine months ended March 31, 2011.  The increase was attributed to additional consulting fees paid to support the Company’s product entry into retail drugstores.

Research and Development Expenses

Research and development expenses for the nine months ended March 31, 2012 were $17,409 compared to $39,857 for the nine months ended March 31, 2011.  The previous period expense was higher due to the cost of the first clinical study.

Salaries

Salaries for the nine months ended March 31, 2012 were $48,192 compared to $63,936 for the nine months ended March 31, 2011, which is attributed to the removal of the corporate controller’s wages from salaries to officer salaries as chief financial officer for the current period.

Officers’ Salaries

Officer salaries for the nine months ended March 31, 2012 and 2011 were $306,384 and $144,000, respectively.  The increase in salaries is attributed to the warrants issued to Russell Mitchell and the inclusion of the Chief Financial Officer salary.

Interest Expense

Interest expense for the nine months ended March 31, 2012 and 2011 was $315,791 and $279,608, respectively.  The increase in the expense is attributed to the increased notes used to finance the Company for fiscal year 2012.  Interest includes the accretion of the beneficial conversion feature.

Gain/(Loss) on Disposal of Assets

The loss on disposal of assets is the result of disposal of software no longer used by the Company.  The amount for March 31, 2012 was $302, there were no disposals recorded for the nine months ended March 31, 2011.

Gain/(Loss) on Derivative Liability

The gain on derivative liability is the difference in value using the Black-Scholes formula for the warrants between the date issued and the nine months ended March 31, 2012 and 2011.  The amount for March 31, 2012 was $204,223, there were no derivative liabilities recorded for the nine months ended March 31, 2011.

Net Losses

Net losses for the nine months ended March 31, 2012 were $966,117 compared to $1,024,788 for the nine months ended March 31, 2011.  The increase in the loss for 2012 was due to the cost associated with new distribution in the nation’s two largest retail drugstore chains and increase in advertising to support that distribution.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2012, the Company had cash of $49,758 and negative working capital of $567,273, excluding derivative liabilities, which are expected to be paid with common stock.

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

The Successful Outcome of the Clinical Trial - The outcome of our clinical study coupled with the publication of the manuscript in the peer reviewed-medical journal “Headache, The Journal of Head and Face Pain” has proved to be very successful.  It has and is expected to continue to provide us with numerous marketing and promotion opportunities that could significantly help with the retail launch of our LipiGesic® M migraine product.  PuraMed is in the process of executing a detailed marketing plan that focuses on the medical community since the successful outcome of our clinical study trial supports such actions.  Medical marketing efforts geared toward doctors, physician’s assistants, pharmacists, etc. are expected to be very lucrative as a component in our overall marketing strategy.

The Company has continued its research efforts in calendar year 2012. PuraMed already has established its protocol, identified researchers, and selected sites for a new Double Blind Placebo Controlled study of LipiGesic M for the potential use with children. There are nearly 2 million children in the USA that suffer from frequent debilitating migraines with no prescription treatments approved for use on children. Medical professionals will not recommend any of the adult approved treatments because they have concerns of side effect profiles. Children were included in the LipiGesic M study, published earlier this year and the encouraging efficacy and safety results have paved the way to study a larger population. This study will commence in early 2012.

Promotion to the medical community will utilize the published results of the study which are expected to help promote LipiGesic® M as a new non-prescription therapy which offers a broad range of advantages over the current first line prescription treatments. The Company expects to exhibit and detail the product at key medical conferences throughout the country focusing on headache and primary care specialists. These specialists would include medical doctors, osteopathic physicians, physician assistants and nurse practitioners. PuraMed has developed a "Doctor Detailing Kit" that is currently being sent directly to health professionals across the country, that include samples, study data and use indications to inform Doctors who are unable to attend the various conferences throughout the year.  Additionally, the Company expects to partner with key national organizations specializing in headache disorders as well as regional groups and support networks.

Commercialize PuraMed Products – PuraMed’s primary focus during the calendar year 2012 will be to gain distribution with one or more additional national chain drug stores.  In addition, the Company will be implementing a marketing campaign utilizing its successful clinical study.  The Company has begun the execution of our marketing campaign utilizing our Clinical Trials to overcome consumer and retailer skepticism and provide third party validation of our migraine products efficacy.  The Company’s marketing efforts will have a strong consumer emphasis including a Social Marketing campaign, medial community detailing and sampling, Continuing Medical Education (CME) program for doctors and pharmacists, Medical conference participation and Celebrity endorsements.   In addition our website and eCommerce efforts will be enhanced to optimize our internet sales as a result of our new marketing campaign.  PuraMed also has utilized newspaper advertising in ten major markets to inform consumers about our product and direct them to the national retail drug chain where we currently have distribution.  The Company also has plans to test direct response radio advertising and has implemented a Social Marketing initiative that includes Facebook, Twitter, Google +, and YouTube.  In addition our eCommerce website www.lipigesic.com will continue to be promoted via Direct Response, Consumer Marketing and our Social Media Marketing efforts.

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

Assuming the Company raises the capital, along with the net revenue cash flow, we anticipate spending approximately $3.0 million over the next twelve months on the marketing of our migraine headache remedy along with the introduction of our second product offering regardless of any amounts of revenues we generate from product sales during this period:

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

LipiGesic® Products:

PuraMed BioScience products consist primarily of the cost of trade secrets, formulas, scientific and manufacturing know-how, trade names, marketing material and other intellectual property and are amortized on a straight-line basis over an estimated useful life of seven years.

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

The carrying value is reviewed periodically or when factors indicating impairment are present.  The impairment loss is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets.  The Company believes that no impairment exists at March 31, 2012.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable to PuraMed BioScience, Inc.

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

PART II.  OTHER INFORMATION

ITEM 1 AND 1A.  LEGAL PROCEEDINGS AND RISK FACTORS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During January through March 31, 2012, the Company, through private transactions, offered and sold 32,000 shares of common stock to two individual investors for a total of $8,000 net of offering expenses.  Sale of these common shares was deemed exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.  No advertising or general solicitation was involved and these shares were offered only to the individual purchasers who are accredited investors.  Moreover, the stock certificates for these shares are legended to prevent further transfer, resale or other disposition unless registered under applicable securities laws or exempt from such registration.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

See Exhibit Index below
Exhibit Index
Quarterly report on Form 10-Q
For the quarter ended March 31, 2012

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

PURAMED BIOSCIENCE, INC.

Date: May 8, 2012	By:/s/ Russell W. Mitchell
Russell W. Mitchell,
CEO

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

Date: May 8, 2012	By:/s/ Russell W. Mitchell
Russell W. Mitchell,
Director
(principal executive officer)

Date: May 8, 2012	By:/s/ Sue A. Baacke
Sue A. Baacke
(principal financial officer)