Form 10-K
period 2012-06-30
Puramed Bioscience Inc.
filed 2012-10-12
CIK 1409565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: June 30, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to _______________ to _______________

Commission File No.: 000-52771

PURAMED BIOSCIENCE, INC.
(Exact name of registrant as specified in its charter)

Minnesota	20-5510104
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

1326 Schofield Avenue Schofield, WI 54476
(Address of principal executive offices)

(715) 359-6373
(Registrant’s telephone number, including area code)

Securities to be registered under Section 12(b) of the Act: None

Securities to be registered under Section 12(g) of the Act: Common Stock, $0.001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.
Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Issuer’s revenues for its most recent fiscal year were approximately $693,100.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2012, based on a closing price of $0.29, was approximately $4,255,570.  As of October 12, 2012, the registrant had 25,693,312 shares of its common stock, par value $0.001 per share, outstanding.

Documents Incorporated By Reference: None.

Explanatory Note

We are amending and restating our financial statements and related disclosures for the fiscal year ended June 30, 2011 in this Annual Report on Form 10-K for the fiscal year ended June 30, 2012 (the Filing), as discussed in the notes to the accompanying restated financial statements.

Background of the Restatement

On September 24, 2012, the Company concluded that the previously issued financial statements for the fiscal year ended June 30, 2011, are no longer reliable because they failed to incorporate and account for the proper valuation of the embedded derivative of the convertible debt instruments issued to Asher Enterprises, Inc. (“Asher”).

An explanation of the errors and the impact on the Company’s financial statements is contained in the notes to the financial statements. The following is a brief summary of the accounting errors:
The Company failed to bifurcate the convertible debt agreements issued to Asher on the following dates:

Date	Amount	Date Converted	Number of Shares

May 10, 2010	$70,000	December 29, 2010	811,467
July 2, 2010	30,000	January 21, 2011	356,181
September 17, 2010	35,000	April 4, 2011	456,641
January 18, 2011	75,000	August 15, 2011	688,920
April 4, 2011	40,000	October 13, 2011	207,446
April 13, 2011	30,000	October 27, 2011	246,057
May 17, 2011	35,000	November 28, 2011	308,427

These convertible debt agreements were all converted into the number of shares of common stock as listed above. The above referenced agreements contain an embedded derivative that requires valuation as an embedded derivative liability on the balance sheet.  The Company initially treated the convertible debt as conventional debt instruments (with beneficial conversion features that were immediately expensed) that did not require bifurcation and a determination of fair value of the embedded derivative. The amended balance sheet and statements of operations, cash flows and stockholders' deficit have been updated to reflect these changes as of and for the fiscal year ended June 30, 2011.

The deferred income tax asset for net operating losses, and the corresponding valuation allowance, were also restated as of June 30, 2011 related to these corrections.

Restatement of Other Financial Statements

In addition to restating our Form 10-K for the fiscal year ended June 30, 2011, we have also provided information in this Filing to amend and restate our Form 10-Q’s for the periods ended September 30, 2011, December 31, 2011, and March 31, 2012.

Internal Control Consideration

Our management has determined that there are control deficiencies in our internal control over financial reporting that constitute material weaknesses, as discussed in Part II — Item 9A of this Filing. A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. For a discussion of management’s consideration of our disclosure controls and procedures and the material weaknesses identified, see Part II — Item 9A included in this Filing.

PART I

ITEM 1.  BUSINESS.

Background

PuraMed BioScience®, Inc. (“PuraMed” or the “Company”) was incorporated in Minnesota on May 9, 2006, as a wholly-owned subsidiary of Wind Energy America, Inc. (formerly “Dotronix, Inc.”) for the purpose of engaging in the business of developing and marketing non-prescription over-the-counter healthcare products to remedy various ailments.

In late 2006, PuraMed’s former parent company decided to spin off its PuraMed subsidiary and related healthcare products business.  Accordingly, on April 12, 2007, Wind Energy America, Inc. affected a spin-off of PuraMed to shareholders of Wind Energy America, Inc. on a pro rata dividend basis of one common share of PuraMed for each five common shares of Wind Energy America, Inc.  Since the April 12, 2007, the effective date of the spin-off, PuraMed and Wind Energy America, Inc. have operated separately, with their respective managements, businesses, assets and capital structures being completely independent from each other.

Detailed information regarding this spin-off of PuraMed from Wind Energy America, Inc. (formerly Dotronix, Inc.) is contained in a Current Report on Form 8-K and exhibit thereto which were filed with the US Securities and Exchange Commission (the “SEC”) on April 10, 2007, and can be readily accessed at the SEC website www.sec.gov or the Company’s corporate website at http://www.puramedbioscience.com/sec-filings/.

Overview of Business

The Company is engaged in the business of developing and marketing a line of non-prescription medicinal or healthcare products to be marketed through various retail channels under the LipiGesic® brand and trademark.  In an effort to add continuity to all of PuraMed’s products, the Company trademarked the brand name LipiGesic®.  The Company has recently completed all product development and design packaging for our initial three products, LipiGesic® M (Migraine), LipiGesic® H (Tension Headache) and LipiGesic® PM (Insomnia).

The Company entered the Over-The-Counter (OTC) healthcare products marketplace in December 2009, by employing “direct to consumer” marketing for our migraine remedy via television commercials and print articles.   The Company is currently undergoing substantial activities to gain broad retail distribution through mainstream drug store chains, mass merchandisers, and food chains.

The Company has gained a retail presence in two of the top national chain drug stores, Walgreens and CVS.  The number of stores now stocking our LipiGesic® M migraine product is approaching 15,000 stores.  The Company is also in negotiations with several additional large retailers to stock our LipiGesic® M, migraine product.

PuraMed is now implementing our marketing campaign utilizing our successful clinical study.  The Company is executing our marketing campaign utilizing our clinical trials to overcome consumer and retailer skepticism and provide third party validation of our migraine products efficacy.  In addition, the Company has begun a second clinical study that focuses specifically on children and adolescents.  The Company’s overall marketing efforts will have a strong consumer emphasis including a social marketing campaign, medical community detailing and sampling, continuing medical education (CME) program for doctors and pharmacists, medical conference participation and celebrity endorsements.

The Company also intends to continue to develop and grow our intellectual property portfolio, which is expected to substantially enhance shareholder value.  Our scientific team has gained significant and exciting evidence from our initial research and management, which we expect will assist us in the development of a new generation of botanically derived anti-inflammatory and pain management products with broad applications.

Corporate Contact Data

The address of the Company in suburban Wausau, Wisconsin is 1326 Schofield Avenue, P.O Box 677, Schofield, WI 54476; our telephone number is (715) 359-6373 and our corporate and product website addresses are www.puramedbioscience.com and www.lipigesic.com, respectively.

LipiGesic® M

LipiGesic® M provides acute relief from migraine headaches, and contains the herbs feverfew and ginger as principal ingredients.  PuraMed believes that our specific formulation of these herbs for our migraine remedy is unique and proprietary, providing relief from these severe headaches in minutes.  The Company believes it will capture a material segment of the migraine headache remedy market.  We believe that Americans spend in excess of $6 billion annually on headache pain relievers, and that over half of sufferers of migraine headaches rely exclusively on non-prescription medications.

We believe that at least 50 million Americans suffer from chronic migraine headaches with over 20 million of them having “severe” migraine conditions.  Therefore migraine headaches constitute a severe and disabling condition for millions of people. We further believe that the economic burden alone to the US economy is in excess of $20 billion annually.

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

Due to the use of sublingual delivery, the LipiGesic® H formulation can provide a safer, faster acting alternative, while also dramatically reducing the potential for harmful side effects.  LipiGesic® H will offer the hundreds of millions of Americans who suffer from tension type headaches relief that is superior while also lowering their cost and risks of harmful side effects.

LipiGesic® PM

LipiGesic® PM is a new class of non-prescription sleep aid without any known side effects, and contains a proprietary blend of natural ingredients including Valerian, St. John’s Wort, and Chamomile.  We believe that the proprietary blend of these ingredients provides an effective remedy for insomnia and other sleep disorders.  The non-prescription sleep aid market features products based on antihistamines, which are designed to treat allergies.

Accordingly, the LipiGesic® PM product provides a wide open market opportunity for an effective, natural alternative to prescription medications, which are somewhat addictive and often cause withdrawal symptoms and other side effects. We plan to price LipiGesic® PM as a premium sleep aid product.

Similar to the migraine remedy market, the market for sleep aid products represents a sizable segment of the overall healthcare products marketplace.  We believe that over half of all adults in the US suffer from sleep disorders, and that many of them experience persistent insomnia.  The National Center on Sleep Disorders has reported that there are as many as 70 million problem sleepers in the U.S., with many of them suffering from chronic sleep disorders.  We believe that insomnia is second only to pain as a healthcare complaint.

Future LipiGesic® Products

We have completed development of additional non-prescription products, which we intend to launch commercially over the next couple years after establishing a solid market for our initial three products.

Sublingual Delivery System

LipiGesic® M (Migraine), LipiGesic® H (Tension Headache) and LipiGesic® PM (Insomnia) are non-prescription, liquid-gel medications that will be absorbed under-the tongue known as “sublingual.”  The use of sublingual delivery provides fast relief for whatever ailment or condition is being treated.  Unlike the majority of pills and medications absorbed through the stomach directly, PuraMed products are placed and absorbed directly under the tongue.  Advantages of sublingual dispensing of drugs and medications include faster acting absorption for quick relief, improved efficacy, less stomach upset, and fewer side effects.

PuraMed has secured reliable contract manufacturers to produce and package PuraMed medications in easy-to-use, sublingual dispensers. These selected contractors are experienced in the production and packaging of this type of dispenser.  PuraMed believes that our benchmark use of sublingual dispensers will distinguish our products favorably in comparison to most competing OTC products now in the marketplace.

Regulation of PuraMed Products

Unlike prescription drugs or medications, non-prescription healthcare remedies such as PuraMed products do not require FDA approval prior to entering the market.  They are nonetheless subject to substantial FDA and other federal regulations governing their use, labeling, advertising, manufacturing and ingredients.  PuraMed believes that our current and proposed development, formulation, marketing and other practices and procedures will comply fully with all governmental regulations applicable to PuraMed products.

Business Structure

PuraMed functions primarily as a research and development, marketing and sales organization.  Product manufacturing, packaging, product fulfillment and other operations is outsourced to experienced and reliable third parties through contracts monitored and controlled by PuraMed.  PuraMed believes this structure reduces significantly the production costs and manufacturing time related to making the product commercially available.

Product Manufacturing

Production and packaging of PuraMed products is outsourced to various contract manufacturers known by PuraMed’s management from prior substantial business and contract dealings.  Due to the business and contacts developed by PuraMed management over the past years with leading contract manufacturers, PuraMed believes it has obtained professional and timely production, packaging and delivery for PuraMed products.

The Company outsources four main components of our production process to third-party vendors.  The process begins with the sourcing of raw materials, manufacturing of the liquid-gel medicine, and testing and quality assurance of the product itself by Hillestad Pharmaceuticals (http://www.hillestadlabs.com/) in Woodruff, WI.  Hillestad Pharmaceuticals is an FDA licensed prescription drug manufacturer.

The Company sources all of our packaging needs from the box, box inserts, and 6-pack retail display trays to Proteus Packaging (http://proteuspackaging.com/about-proteus) in Franklin WI.

The final packaging process is completed by the Unette Corporation (http://www.unette.com/index.html) in Randolph, NJ.  This includes the filling of the 3-ml applicator with the liquid-gel medication, the packing of the retail boxes, and the packaging of the master cases.

 The Company uses Great Lakes Fulfillment (http://glfulfillment.com) in Lewiston, MA for all of our eCommerce and retail distribution needs.

Clinical Trials

 Conducting clinical trials is a very important component the Company’s marketing plan.  With our goal to get medical professionals to review, endorse, and recommend our product, clinical evidence to support the products’ claims is a prerequisite. The Company has and will continue to attend medical trade shows that attract medical professions such as doctors, nurses, and pharmacists to present the Company’s clinical research regarding our LipiGesic® M migraine product.

The outcome of our first clinical study was extremely favorable.  After 2 hours, 64% of migraines treated with LipiGesic® M were reduced to mild or no pain.  The study concludes that sublingual (under the tongue) feverfew/ginger appears safe and effective as a first-line abortive treatment for a population of migraineurs who frequently experience mild headache prior to the onset of moderate to severe headache.  It appears to be well tolerated and has no known contraindications with other acute migraine treatments for migraine.

As a result of the success of our first clinical study the manuscript was accepted for publication in the July/August 2011 edition of the top ranked, peer reviewed, medical journal Headache, The Journal of Head and Face Pain.  It has and is expected to continue to provide us with numerous marketing and promotion opportunities of our LipiGesic® M migraine product.

Our second clinical study that focuses specifically on children and adolescents is currently in process.  There are an estimated 5 million migraine sufferers that find themselves in this demographic in the United States.  Children and adolescents that suffer with migraines have limited treatment options as many of the traditional prescription remedies have adverse side effects and are not recommended for use with children and adolescents.

A large population study of LipiGesic® M is to be conducted in cooperation with the National Headache Foundation.  The start date has yet to be determined.

Sales and Marketing

PuraMed intends to concentrate its efforts on our initial product launch of LipiGesic ® M migraine headache relief product.  After we have reached a level of sales that will sustain the product and additional product offerings the launch of a second product will result.  All of the Company’s additional product offerings will follow the same three-phase process to market as LipiGesic® M:

Phase One Rollout: Direct Response. PuraMed has utilized a 60 and 120-second Direct Response Television commercial to introduce our migraine product marketed under our LipiGesic® M brand name to the American consumer.  Having refined the initial message during 2010, we are working toward a nationwide roll-out of the commercial will follow.  To that end PuraMed has engaged Consumer Marketing Directives (CMD) as our strategic advisor.  CMD offers a broad range of campaign management services that encompasses all aspects of direct to consumer advertising.  PuraMed will also employ website and toll-free telephone access in conjunction with our TV direct response campaigns.  PuraMed began a nationwide direct response print campaign that started in Mid-September 2010.  PuraMed has commenced and completed our Phase One Rollout on our migraine headache remedy.

Phase Two Rollout: Retail Drugstores.  PuraMed is currently undergoing substantial activities in an attempt to gain broader retail distribution for LipiGesic® M through mainstream drug store chains, mass merchandisers, and food chains.  We currently have retail distribution with two of the nation’s largest retail chain drug stores, Walgreens and CVS.  The Company is continuing our negotiations with other national retail chains in an effort to broaden our retail distribution.  Due to PuraMed’s management having extensive and good relationships with targeted retail outlets for PuraMed products, the Company believes it has the ability to place our products on the shelf in all our targeted retail outlets.  The Company is in our final stages of our phase two rollout plan now that it has gained distribution with Walgreens and CVS.  The Company is negotiating with a final national chain drug store before we begin our phase three rollout phase.

Phase Three Rollout: Further Retail Outlets.  A few months after completing the phase two rollout for its migraine remedy, PuraMed will launch phase three which will consist of expanding the retail placement of our migraine product in an additional 21,000 targeted retail outlets including mass merchandisers such as Wal-Mart and Target, food store chains such as SuperValu, Kroger and Safeway, and additional well-known regional drugstores.

PuraMed has selected its targeted retailers according to various material criteria, including cost of entry, geography, demographics and consumer preference.

After achieving material initial distribution for PuraMed products, PuraMed will initiate a comprehensive and ongoing promotional campaign directed toward consumer groups it has identified from its product rollouts.  The objective of our promotional campaign is to build consumer awareness and develop a consumer-based demand for LipiGesic® M throughout the United States.  The scope of our brand building effort will span all of the following major advertising venues.

Trade Advertising – consisting of retail POS (point-of-sale) materials, coupon redemption program, in-store promotional video, trade magazines like Pharmacy Times, key primary care and medical journals, each 2012 quarterly issue of Headwise magazine that is published by the National Headache Foundation, and NACDS (National Association of Chain Drug Stores) Trade Shows.  In addition, LipiGesic® M will be featured in several key primary care and medical journals.

Medical Conferences and Meetings – A key component of the marketing effort will be directed at educating medical professionals including physicians, pharmacists, nurse practitioners and physician assistants.  Medical conferences attended by the Company this year include Diamond Headache Conference, American College of Physicians, National Conference of Nurse Practitioners, the AphA Pharmacy conference and others.

Medical Spokespersons – The Company currently utilizes four medical spokespersons to promote our LipiGesic® M product.  They include 1) Dr. Roger Cady who is the founder of Headache Care Center, Clinvest and Primary Care Education Network; 2) Dr. Jerome Goldstein, who is a board certified medical neurologist with a special interest in the diagnosis, treatment, prevention and cure of headache; 3) Cathleen London, M.D., who is a board certified family medicine physician; and 4) Sherry Torkos, who is a holistic pharmacist, author and lecturer.

Consumer Advertising – Print ads have run in 28 markets across the United States.  The testing of 10 and 60 second radio spots began in the first quarter of calendar year 2012.  Television news appearances featuring prominent medical figures and celebrities explaining the results and advantages of LipiGesic® M have aired and will continue to be scheduled.

Product Sampling – The Company has developed a two-count, fold-over, sample pack sufficient to treat one migraine headache.  The scope of the sampling extends to headache specialists, primary care practitioners, veterans, and interested consumers from our social marketing and eCommerce efforts.

Special Programs - Returning Veterans – Honor Our Troops.  War veterans returning from active duty in war zone are experiencing migraines at an alarming rate.  One study indicates that soldiers were shown to have two to four times the incidence rate of migraine as compared to the general population.  In response to this the Company has been and continues to provide veterans and members of the armed forces with a free sample of LipiGesic® M.  LipiGesic® M is among the top four items requested in the America Cares Project care packages that are delivered by Honor Our Troops to US military personnel serving in Afghanistan.

Business-to-Business Initiative – American businesses lose millions of dollars each year, due to migraines, which lead to employee absenteeism or diminished performance.  The Company is initiating a business to business program to show other companies that adding a supply of single-treatment packs of LipiGesic® M to their company first aid kits can save them money by decreasing lost production hours.

Web Presence and Social Marketing – The Company currently maintains a corporate website at www.puramedbioscience.com and a product website at www.lipigesic.com.  Our product website has gone through a substantial renovation and includes a blog, sampling program, promotional media and testimonial page.

An email campaign promoting our LipiGesic® M migraine product to 1 million “opt-in” consumers who suffer with migraine headaches was implemented in the third quarter of calendar year 2012.

The Company also began an active social marketing campaign utilizing Facebook and Twitter that started in the first quarter of calendar year 2012.  In addition to providing product information, this program is designed as a tool to direct consumers to retail locations and special promotions.  Total weekly reach is estimated to be more than 540,000.

Public Relations – The Company has hired Media Relations, Inc. as its public relations firm, specializing in promoting OTC drugs and supplements in the United States.  They will also be responsible for our TV, radio and public relations effort in addition to other specialized activities.

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

Employees and Facilities

As of September 27, 2012, PuraMed has four employees including its three executive officers, and an office manager.  PuraMed anticipates hiring one or more experienced marketing personnel to support the upcoming commercial launches of its initial products.

ITEM 1A.  RISK FACTORS.

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

Risks Related to the Company

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

WE HAVE A LIMITED OPERATING HISTORY PRIMARILY INVOLVED IN PRODUCT DEVELOPMENT, AND WE HAVE JUST COMMENCED GENERATING COMMERCIAL REVENUES TO DATE.

Through June 30, 2012, we have experienced cumulative losses of $5,786,628 and we expect to continue to incur material losses until we produce and sell our healthcare products in sufficient volume to attain profitability, which there is no assurance will ever happen.  Our operations are particularly subject to the many risks and uncertainties inherent in the start-up and early stages of a business enterprise without significant commercial operating history.  There can be no assurance that our business plan will prove successful.

OUR FAILURE TO APPROPRIATELY RESPOND TO COMPETITIVE CHALLENGES, CHANGING CONSUMER PREFERENCES AND DEMAND FOR NEW PRODUCTS COULD SIGNIFICANTLY HARM OUR CUSTOMER RELATIONSHIPS AND PRODUCT SALES.

Our industry is characterized by intense competition for product offerings and frequent changes in consumer demand.  Our failure to accurately predict product trends could negatively impact our products and inventory levels and cause our revenues to decline.

Our success with any particular product offering (whether new or existing) depends upon a number of factors, including our ability to:

●	deliver products in a timely manner in sufficient volumes;

●	accurately anticipate customer needs and forecast accurately to the manufacturer in a rapidly expanding business;

●	differentiate our product offerings from those of our competitors;

●	competitively price our products; and

●	develop and/or acquire new products.

Products often have to be promoted heavily in stores or in the media to obtain visibility and consumer acceptance.  Acquiring distribution for products is difficult and often expensive due to slotting and other promotional charges mandated by retailers.  Products can take substantial periods of time to develop consumer awareness, consumer acceptance and sales volume.  Accordingly, some products fail to gain or maintain sufficient sales volume and as a result have to be discontinued.  In a highly competitive marketplace, it may be difficult to have retailers open stock-keeping units (sku’s) for new products.

WE MAY NEED ADDITIONAL CAPITAL, AND RAISING SUCH ADDITIONAL CAPITAL MAY BE DIFFICULT OR IMPOSSIBLE AND WILL LIKELY SIGNIFICANTLY DILUTE EXISTING STOCKHOLDERS.

We believe that existing capital resources will enable us to maintain current and planned operations for the next 12 months.  However, our working capital requirements in the foreseeable future are subject to numerous risks and will depend on a variety of factors, in particular, whether we maintain or exceed the level of revenue achieved in fiscal year 2012 and that customers continue to pay on a timely basis.  We may need to secure additional financing due to unforeseen or unanticipated market conditions.  We may try to raise additional funds through public or private financings, strategic relationships, or other arrangements.  Such financing may be difficult to obtain on terms acceptable to us, if at all.  If we succeed in raising additional funds through the issuance of equity or convertible securities, then the issuance could result in substantial dilution to existing stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these new securities may have rights, preferences, and privileges senior to those of the holders of our common stock.  The terms of these securities could impose restrictions on our operations.

OUR ABILITY TO GENERATE FUTURE REVENUES WILL DEPEND UPON A NUMBER OF FACTORS, SOME OF WHICH ARE BEYOND OUR CONTROL.

These factors include the rate of acceptance of our healthcare products, competitive pressure in our industry, effectiveness of our marketing structure, adapting to changing customer preferences, and general economic trends. We cannot forecast accurately what our revenues will be in future periods.  Our operations have been limited to designing and developing our products, establishing our initial marketing network, the initial sales of our LipiGesic® M migraine product, obtaining suppliers for raw materials and packaging and outsourcing future production of our healthcare products.  These past activities only provide a limited basis to assess our ability to succeed in commercializing our healthcare products.

IF OUR PRODUCTS ARE FOUND TO HAVE DEFECTS OR FAIL TO MEET INDUSTRY STANDARDS, WE WILL INCUR SUBSTANTIAL LITIGATION, JUDGMENT, PRODUCT LIABILITY AND PRODUCT RECALL COSTS, WHICH WILL INCREASE OUR LOSSES AND NEGATIVELY AFFECT OUR BRAND NAME REPUTATION AND PRODUCT SALES.

We may be subject to liability for errors that occur with our technologies due to claims of negligence or product malfunction.  Although we have product liability insurance, we can still suffer litigation as a result of perceived product malfunctioning, adversely affecting our brand, revenue stream and the Company.  Despite the product liability insurance, product liability claims could increase our costs and adversely affect our brand name reputation, revenues and, ultimately, lead to additional losses.  In addition, product defects could result in product recalls and warranty claims.  A product/drug recall could delay or halt production of our product until we are able to remedy the product defects.  The occurrence of any claims, judgments or product recalls will negatively affect our brand name image and product sales, lead to additional costs, and adversely affect our financial condition and results of operation.

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

WE WILL BE VERY DEPENDENT UPON OUR DISTRIBUTION NETWORK OF SALES REPRESENTATIVES.

We will depend heavily on our independent sales representatives to sell our products and promote our brand. If we fail to maintain our relationships with our sales representatives effectively, our business will be harmed seriously. Our sales representatives are not required to sell our products on an exclusive basis and also are not required to purchase any minimum quantity of PuraMed products.  The failure of our marketing network to generate sales of our products and promote our brand effectively would seriously impair our operations.

OUR OPERATING RESULTS MAY FLUCTUATE, WHICH MAKES OUR RESULTS DIFFICULT TO PREDICT AND COULD CAUSE OUR RESULTS TO FALL SHORT OF EXPECTATIONS.

Our operating results may fluctuate as a result of a number of factors, many outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Our quarterly, year-to-date, and annual expenses as a percentage of our revenues may differ significantly from our historical or projected rates.  Our operating results in future quarters may fall below expectations.  Each of the following factors may affect our operating results:

●	our ability to deliver products in a timely manner in sufficient volumes;

●	our ability to recognize product trends;

●	our loss of one or more significant customers;

●	the introduction of successful new products by our competitors; and

●	adverse media reports on the use or efficacy of healthcare products.

Because our business is changing and evolving, our historical operating results may not be useful to you in predicting our future operating results.

THE EFFECTS OF THE RECENT GLOBAL ECONOMIC CRISIS MAY IMPACT OUR BUSINESS, OPERATING RESULTS, OR FINANCIAL CONDITION.

The recent global economic crisis has caused disruptions and extreme volatility in global financial markets and increased rates of default and bankruptcy, and has impacted levels of consumer spending.  These macroeconomic developments could negatively affect our business, operating results, or financial condition. For example, if consumer spending continues to decrease, this may result in lower sales.

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

OUR BUSINESS IS SUBSTANTIALLY DEPENDENT UPON OUR CURRENT EMPLOYEES AND OUR ABILITY TO ATTRACT, RECRUIT AND RETAIN ADDITIONAL KEY EMPLOYEES.

Our future success depends upon the efforts of our current executive officers and other key employees, and the loss of services of one or more of them could impair our growth materially.  If we are unable to retain current employees, or hire and retain additional key personnel when needed, our business and operations would be adversely affected substantially.  We do not have any “key person” insurance covering any of our employees, and we also do not have any written employment agreements with any employees.

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

Although we expect to obtain additional trademark rights and various patents relating to our healthcare products, we are not relying heavily on any future registered rights we may receive, and we do not expect to receive any significant patent protection.  Rather, we will rely mainly upon trade secrets, proprietary know-how, and continuing technological innovation to compete in our market.  There is no assurance that our competitors will not independently develop technologies or products equal to or similar to ours, or otherwise obtain access to our trade rights that could prevent, limit or interfere with our ability to produce and market our products. Third parties also could assert infringement claims against us in the future, causing us to incur costly litigation to protect and defend our intellectual property rights.  Moreover, if we are adjudged to infringe on any rights of others, we could suffer substantial damages and even discontinue offering our products. Any claim of infringement against us would involve substantial expenditures and divert the time and effort of our management.

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

Risks Related to Our Common Stock

BECAUSE WE DO NOT INTEND TO PAY ANY CASH DIVIDENDS ON OUR COMMON STOCK, OUR STOCKHOLDERS WILL NOT BE ABLE TO RECEIVE A RETURN ON THEIR SHARES UNLESS THEY SELL THEM.

We intend to retain any future earnings to finance the development and expansion of our business.  We do not anticipate paying any cash dividends on our common stock in the foreseeable future.  Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them.  There is no assurance that stockholders will be able to sell shares when desired.

THE MARKET PRICE FOR OUR COMMON SHARES IS PARTICULARLY VOLATILE GIVEN OUR STATUS AS A RELATIVELY UNKNOWN COMPANY WITH A SMALL AND THINLY TRADED PUBLIC FLOAT, LIMITED OPERATING HISTORY AND LACK OF PROFITS WHICH COULD LEAD TO WIDE FLUCTUATIONS IN OUR SHARE PRICE.  YOU MAY BE UNABLE TO SELL YOUR COMMON SHARES AT OR ABOVE YOUR PURCHASE PRICE, WHICH MAY RESULT IN SUBSTANTIAL LOSSES TO YOU.

The market for our common shares is characterized by significant price volatility when compared to the shares of larger, more established companies that trade on a national securities exchange and have large public floats, and we expect that our share price will continue to be more volatile than the shares of such larger, more established companies for the indefinite future.  The volatility in our share price is attributable to a number of factors.  First, as noted above, our common shares are, compared to the shares of such larger, more established companies, sporadically and thinly traded.  As a consequence of this limited liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction.  The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand.

Secondly, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our potential products.  As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a larger, more established company that trades on a national securities exchange and has a large public float.  Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance.  We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

OUR CURRENT MANAGEMENT TEAM OWNS APPROXIMATELY 30% OF OUR OUTSTANDING STOCK AND THUS MOST LIKELY CONTROLS OUR COMPANY AND THEY MAY MAKE MATERIAL DECISIONS WITH WHICH OTHER SHAREHOLDERS DISAGREE.

Two of our executive officers, Messrs. Mitchell and Higgins, collectively own approximately 30% of our outstanding common stock, resulting in their most likely having the ability to control transactions requiring shareholder approval, including the election and removal of directors, significant mergers or other business combinations, any significant acquisitions or dispositions of assets, and any changes in controls of our company.

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

Issuance of additional common shares also could have the effect of delaying or preventing a change of control of the Company without requiring any action of our shareholders, particularly if such shares are used to dilute the stock ownership or voting rights of a person seeking control of the Company.

OUR COMMON SHARES ARE SUBJECT TO THE “PENNY STOCK” RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.

For any transaction involving a penny stock, unless exempt, the rules require:

(a)	that a broker or dealer approve a person’s account for transactions in penny stocks; and

(b)	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must: (a) obtain financial information and investment experience objectives of the person; and (b) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form: (a) sets forth the basis on which the broker or dealer made the suitability determination, and (b) that the broker or dealer received a signed, written agreement from the investor prior to the transaction.  Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules.  This may make it more difficult for investors to dispose of our common shares and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions.  Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

AS AN ISSUER OF “PENNY STOCK,” THE PROTECTION PROVIDED BY THE FEDERAL SECURITIES LAWS RELATING TO FORWARD LOOKING STATEMENTS DOES NOT APPLY TO US.

Although federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks.  As a result, the Company will not have the benefit of this safe harbor protection in the event of any legal action based upon a claim that the material provided by the Company contained a material misstatement of fact or was misleading in any material respect because of the Company’s failure to include any statements necessary to make the statements not misleading.  Such an action could hurt our financial condition.

FAILURE TO MAINTAIN EFFECTIVE INTERNAL CONTROLS OVER FINANCIAL REPORTING MAY LEAD INVESTORS AND OTHER USERS TO LOSE CONFIDENCE IN OUR FINANCIAL DATA.

Maintaining effective internal controls over financial reporting is necessary for us to produce reliable financial statements. In evaluating the effectiveness of its internal controls over financial reporting in connection with the preparation of our annual report as of and for the year ended June 30, 2012, management concluded that there was a material weakness in internal control over financial reporting related to accounting for embedded derivatives associated with certain convertible debt and the accounting for income taxes. These material weaknesses led to the need for the restatement of the Company’s financial statements for the fiscal year ended June 31, 2011 and for the quarters ended September 30, 2011; December 31, 2011; and March 31, 2012.

We are in the process of remediating these material weaknesses by, among other things, providing additional training for our accounting staff, implementing and modifying certain accounting procedures, and seeking assistance from third parties with respect to complex technical accounting issues. If we fail to remediate this material weakness or fail to otherwise maintain effective controls over financial reporting in the future, it could result in a material misstatement of our financial statements that would not be prevented or detected on a timely basis and which could cause investors and other users to lose confidence in our financial statements.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.  DESCRIPTION OF PROPERTY.

The Company does not own any real estate.  All development, marketing and administrative operations of the Company are conducted from its suburban Wausau, Wisconsin, leased facilities of 1,800 square feet located in a building leased by its principal officers.  These facilities are leased on a month-to-month oral lease requiring monthly payments of $1,025.

The Company does not own any material personal property.

ITEM 3.  LEGAL PROCEEDINGS.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations.  There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of the Company, threatened against or affecting the Company, our common stock, or of the Company’s officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information

Our common stock trades on the OTCQB Tier of the OTC Markets Group Inc. electronic interdealer quotation system.  The following quotes represent the high and low recent sales prices as reported by the OTCQB.  These quotes reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

	Fiscal Year Ended June 30, 2012		Fiscal Year Ended June 30, 2011
	High	Low	High	Low
Quarter ended September 30th	$0.75	$0.17	$0.90	$0.41
Quarter ended December 31st	$0.57	$0.21	$0.60	$0.15
Quarter ended March 31st	$0.50	$0.21	$0.50	$0.16
Quarter ended June 30th	$0.34	$0.13	$0.80	$0.16

(b) Holders

As of October 12, 2012, the Company had approximately 350 shareholders of record.

(c) Dividends

The Company did not declare or pay any cash dividends on its common stock during the last two fiscal years ended June 30, 2012 and 2011, and does not expect to pay cash dividends for the foreseeable future.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

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

There were no issuer repurchases by the Company during the fiscal years ended June 30, 2012 and 2011.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

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

Plan of Operation

PuraMed’s business strategy going forward is to continue the advertising and promotion of its flagship migraine product LipiGesic® M in order to drive sales at our retail drug chain partners and to generate revenue.   PuraMed’s primary goal is to achieve continual material growth of LipiGesic® product sales through mainstream drug, mass merchandiser and food retail channels while at the same time promoting LipiGesic® brand awareness to realize substantial profitability as soon as possible. To implement this strategy, PuraMed intends to execute the following activities during the next twelve months:

The Successful Outcome of the Clinical Trial - The outcome of our clinical study coupled with the publication of the manuscript in the peer reviewed-medical journal “Headache, The Journal of Head and Face Pain” has proved to be very successful.  It has and is expected to continue to provide us with numerous marketing and promotion opportunities that could significantly help with the retail launch of our LipiGesic® M migraine product.  PuraMed is in the process of executing a detailed marketing plan that focuses on the medical community since the successful outcome of our clinical study trial supports such actions.  Medical marketing efforts geared toward doctors, physician’s assistants, pharmacists, etc. is expected to be very lucrative as a component in our overall marketing strategy.  Our second clinical study that focuses specifically on children and adolescents is currently in process.  There are an estimated 5 million migraine sufferers that find themselves in this demographic in the United States.  Children and adolescents that suffer with migraines have limited treatment options as many of the traditional prescription remedies have adverse side effects and are not recommended for use with children and adolescents.  The successful outcome of this clinical trial will also enhance this effort.

Commercialize PuraMed Products – PuraMed’s primary focus for the remainder of calendar year 2012 will be to gain distribution with one or more additional national chain drug stores.  In addition, the Company will be implementing a marketing campaign utilizing its successful clinical study.  The Company has begun the execution of our marketing campaign utilizing our Clinical Trials to overcome consumer and retailer skepticism and provide third party validation of our migraine products efficacy.  The Company’s marketing efforts will have a strong consumer emphasis including a Social Marketing campaign, medial community detailing and sampling, Continuing Medical Education (CME) program for doctors and pharmacists, Medical conference participation and Celebrity endorsements.   In addition our website and eCommerce efforts will be enhanced to optimize our internet sales as a result of our new marketing campaign.  PuraMed also has plans to test direct response radio advertising and upgrade its Social Marketing efforts that include Facebook, Twitter, and YouTube.

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

Assuming the Company raises the capital, we anticipate spending approximately $3.0 million over the next twelve months on the marketing of our migraine headache remedy along with the introduction of our second product offering regardless of any amounts of revenues we generate from product sales during this period.  These funds will be spent as follows:

Sales and marketing expenses	$2,000,000
Purchase of product inventory, packaging and raw materials	600,000
Research and development activities	100,000
General and administrative expenses including rent, fixed overhead and management compensation	300,000
$3,000,000

Results of Operations for the Fiscal Years Ended June 30, 2012 and 2011

Revenues

Revenues were $693,060 and $8,593 for the fiscal years ended June 30, 2012 and 2011, respectively.  The revenue increase is due to the increase in sales associated with the entry into the Walgreen and CVS/pharmacy drugstores.

Cost of Sales

Cost of Sales were $183,745 and $7,395 for the fiscal years ended June 30, 2012 and 2011, respectively.  The increase in cost of sales is due to the increase in orders associated with entry into the Walgreen and CVS/pharmacy drugstores.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $180,751 and $79,592 for the fiscal years ended June 30, 2012 and 2011, respectively. Selling, general and administrative expenses for fiscal 2012 increased due to increases primarily in insurance, and coupon costs.

Amortization and Depreciation

Amortization and depreciation expenses were $51,445 and $48,635 for the fiscal years ended June 30, 2012 and 2011, respectively.  The increase is attributed to amortization of trademarks for PuraMed BioScience and LipiGesic.

Professional Fees

Professional fees were $406,515 and $301,308 for the fiscal years ended June 30, 2012 and 2011, respectively.  The increase was due primarily to increased banking fees, consulting fees, legal fees and audit expenses.  Professional fees consist of consulting, audit, legal, directors and transfer agent fees.

Marketing and Advertising Expense

Marketing and advertising expense were $749,141 and $329,978 for the fiscal years ended June 30, 2012 and 2011, respectively. Increased expenses for 2012 are due primarily to the media costs associated with entry into the Walgreen and CVS/pharmacy drugstores.

Research and Development Expenses

Research and development expenses were $17,979 and $59,004 for the fiscal years ended June 30, 2012 and 2011, respectively. The decrease in research and development expenses was due to the expenses associated with the clinical study in the prior year.

Salaries

Salaries were $55,313 and $77,775 for the fiscal years ended June 30, 2012 and 2011, respectively.  The reduction in expense is from the elimination of the controller’s wages.

Officer Salaries

Officer salaries were $396,846 and $192,000 for the fiscal years ended June 30, 2012 and 2011, respectively.  The inclusion of the new CFO and increase in CEO salaries in February and the inclusion of $141,000 of warrants for the CEO, make up the increase in salaries for 2012.

Interest Expense

Interest expense was $475,611 and $324,849 for the fiscal years ended June 30, 2012 and 2011, respectively.  The increase in interest expense was due to the interest paid on the convertible notes obtained in fiscal years 2012 and 2011.

Gain/(Loss) on Derivative Liability

The gain on derivative liability is comprised of 1) the difference in value using the lattice option-pricing model for the warrants and the conversion feature between the date issued and the current year-end, and 2) the value of the warrant and the conversion feature as calculated by the binomial option-pricing model formula and the actual proceeds received for the warrants and the convertible debt.  The gain (loss) on derivative liability for the fiscal years ended June 30, 2012 and 2011 was $103,219 and $(76,922), respectively.

Net Losses

Net losses for the fiscal years ended June 30, 2012 and 2011, were $1,721,369 and $1,488,933, respectively.  The increase in net losses for 2012 was primarily due to costs associated with the retail launch of our product which include sales and marketing expenses and product liability insurance.

Liquidity and Capital Resources

As of June 30, 2012, the Company had cash of $562 and a working capital deficit of $1,257,305.

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

Product Amortization: – PuraMed Bioscience® products consist primarily of the cost of trade secrets, formulas, scientific and manufacturing know-how, trade names, marketing material and other intellectual property and are amortized on a straight-line basis over an estimated useful life of seven years.  Amortization expense is expected to be $48,005 and $37,614 for fiscal years ending June 30, 2013 and 2014, respectively.

Impairment – Whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, we conduct an impairment analysis of any material intangible assets owned by us. If the results of any such impairment analysis indicate our recorded values for any such assets have declined materially, we will adjust our recorded asset valuations in all of our financial statements to reflect any such decline in value.  The Company believes that no impairment exists at June 30, 2012.

Stock-Based Compensation – We have issued stock-based compensation to our employees, contractors, consultants or others providing goods and services to us. The fair market value of any stock-based compensation issued for goods or services will be expensed over the period in which we receive them. Most likely any equity securities issued by us for goods and services will consist of common shares or common stock purchase warrants, which will be fully vested, non-forfeitable, and fully paid or exercisable at the date of grant. Regarding any future stock option or warrant grants, we intend to determine their fair value by using the Black-Scholes option-pricing model.

Derivative financial instruments – warrants - In accordance with guidance in Accounting Standards Codification (ASC) 815-40-25-1 and ASC 815-40-25-8, the Company has determined the warrants issued during 2011 have net cash settlement provisions that require classification as derivative liabilities rather than permanent equity. In accordance with such accounting rules, derivative instruments are recorded at fair value and marked-to-market each period until they are exercised or expire, with any change in the fair value charged or credited to income each period. Because these warrants do not trade in an active securities market, their fair value was estimated using a binomial option-pricing model.

Derivative financial instruments – conversion options - In accordance with guidance in ASC 815-15, the Company has determined the conversion options of the short-term convertible notes require classification as derivative liabilities. In accordance with such accounting rules, derivative instruments are recorded at fair value and marked-to-market each period until they are exercised or expire, with any change in the fair value charged or credited to income each period. Their fair value was estimated using a binomial option-pricing model.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (FASB) issued ASC Update No. 2012-02 – Intangibles – Goodwill and Other (Topic 350), testing Indefinite-Lived Intangible Assets for Impairment.  In April 2011, FASB issued ASC No. 2011-04 – Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in US GAAP and IFRS.  In December 2010, FASB issued ASC Update No. 2010-28—Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force). In August of 2010, the FASB issued ASC 2010-22, Accounting for Various Topics, Technical Corrections to SEC Paragraphs, and Update No. 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies (SEC Update).

We have considered these and other recent accounting pronouncements of which we are aware, and we believe their adoption has not had, and will not have, any material impact on our financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments for investing purposes and do not engage in any hedging activities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements are included beginning on page F-1, which appear at the end of this Annual Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Board of Directors (the Directors) of the Company have completed a competitive review process regarding the Company’s independent registered public accounting firm for fiscal year ending June 30, 2012.

As a result of the process, on July 11, 2012, the Directors dismissed Child, Van Wagoner & Bradshaw, PLLC (CVB) as the Company’s independent registered public accounting firm. On the same date, the Directors recommended and approved the engagement of Tanner LLC (Tanner) as the Company’s independent registered public accounting firm.  Tanner is headquartered in Salt Lake City, Utah and can be found on the internet at www.tannerco.com.

CVB’s reports on the Company’s financial statements as of and for the fiscal years ended June 30, 2011 and June 30, 2010 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles except that the report contained a modification to the effect that there was substantial doubt as to the Company’s ability to continue as a going concern.

During the fiscal years ended June 30, 2011 and June 30, 2010, and the subsequent interim period through July 11, 2012, the date of the dismissal of CVB there were (i) no “disagreements” as that term is defined in Item 304(a)(1)(iv) of Regulation S-K, between the Company and CVB on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of CVB, would have caused CVB to make reference to the subject matter of the disagreement in their reports on the financial statements for such years; and (ii) no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

The Company provided CVB with a copy of the disclosures made in on the related Form 8-K (the Report). The Company requested that CVB furnish a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the statements made herein. A copy of CVB letter dated July 12, 2012 is attached as Exhibit 16.1 to the Report.

During the fiscal years ended June 30, 2011 and June 30, 2010, and the subsequent interim period through July 11, 2012, neither the Company nor anyone acting on its behalf  has consulted with Tanner with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that Tanner concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue or (ii) any matter that was either the subject of a “disagreement” or “reportable event” as those terms are defined in Item 304(a)(1) of Regulation S-K.

ITEM 9A.  CONTROLS AND PROCEDURES.

The Company’s disclosure controls and procedures are designed to ensure (i) that information required to be disclosed by the Company in the reports in the Company files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (ii) that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer, or persons performing similar functions, as appropriate to allow timely decision regarding required disclosure.

Our principal executive officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012, and concluded that the disclosure controls and procedures were not effective as a whole, and that the deficiency involving internal controls constituted a material weakness as discussed below:

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f).  A system of internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statement for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of June 30, 2012, based on the interpretive guidance issued by the Commission in Release No. 34-55929.  Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was ineffective as of June 30, 2012, and identified the following material weaknesses:

There is a lack of accounting personnel with the requisite knowledge of US GAAP and the financial reporting requirements of the Securities and Exchange Commission.

There are insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of US GAAP and SEC disclosure requirements.

There is a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

Notwithstanding the existence of these material weaknesses in our internal control over financial reporting, our management believes that the financial statements included in its reports fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.

The Company will continue its assessment on a quarterly basis.  We believe these issues can be solved with additional continuing education and personnel, and plan to do so as soon as we have funds available for this.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS AND CONTROL PERSONS.

The directors of the Company serve until their successors are elected and shall qualify. Executive officers are elected by the Board of Directors and serve at the discretion of the directors.  There are no family relationships among our directors and executive officers.

Name	Age	Position

Russell W. Mitchell	51	Chief Executive Officer, Chairman

James W. Higgins	52	Chief Operating Officer, Director

Charles Phillips	65	Director

Sue Baacke	50	Chief Financial Officer

Russell W. Mitchell, age 51, Chief Executive Officer, Chairman

Russell Mitchell served as an Officer and/or Director of several publicly-traded companies. Mr. Mitchell was a pioneer in establishing the marketing value of clinical trial to demonstrate the effectiveness of OTC remedies.  He has twenty-nine years of sales and marketing experience, including nineteen years of national level management, sales, marketing and new product development in the drug and nutritional supplement industry.  He is experienced in the formulation and manufacturing of prescription drugs, OTC drugs and nutritional supplements in tablet, capsule, powder and liquid form.  He has serviced over 48,000 retail locations nationwide.

Sue Baacke, age 50, Chief Operating Officer

Sue Baacke was named Chief Financial Officer as of January 6, 2012.  She is a licensed Certified Public Accountant, member of the WICPA and was the Company’s Corporate Controller since April 2009.  Sue is experienced in current SEC regulatory and compliance issues.  Prior to working at the Company, she worked at a Certified Public Accounting firm for over twelve years and attained experience in:  auditing, preparation and review of financial statements, individual, corporate, and partnership income tax returns, payroll, and valuation of closely-held businesses.

James W. Higgins, age 52, Chief Operating Officer, Director

James Higgins has served as an Officer and/or Director of several publicly-traded companies.  He served as the Executive Vice President of Mitchell Health Marketing Alliance, a sales and marketing firm with additional expertise in product development, manufacturing, retail distribution and logistics of OTC drugs and nutritional supplements.  Jim has spent fifteen years with A.C. Nielsen Co. where he was responsible for managing accounts for some of the largest national consumer product companies including Kraft Foods and Unilever.

Charles A. Phillips, age 65, Director

Charles A. Phillips was appointed to the Board of Directors on December 5, 2011.  Mr. Phillips was the former COO and Board member of The Quigley Corporation.  Quigley Corporation was responsible for one of the most successful launches of an over the counter product, Cold-Eeze™ in 1992 and it became the number one Pharmacist recommended product in the cough/cold category.  Given Mr. Phillips background and experience with a similar OTC product he possesses the skill set necessary to enhance and add value to our board of directors.

Audit Committee

We do not have a separately designated audit committee at this time, but rather our entire Board of Directors serves as our audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors, and persons who beneficially own more than 10% of the Company’s common stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Based solely on copies of Section 16(a) forms and representations from the Company’s executive officers, directors and ten-percent beneficial owners, the Company believes these persons have complied with all Section 16(a) filing requirements during the fiscal year ended June 30, 2012.

Code of Ethics

The Company has adopted a Code of Ethics and Business Conduct (“the Code”), which applies to the business conduct of the principal executive officer, principal financial officer, principal accounting officer and controller. The Code is available to any shareholder who sends a written request for a paper copy to: PuraMed Bioscience, Inc., ATTN: James W. Higgins, COO, P.O. Box 677, Schofield, WI 54476. If the Company makes any substantive amendments to the Code or grants any waiver, including any implicit waiver from a provision of the Code for the directors or executive officers, the nature of such amendment or waiver will be disclosed in a Current Report on Form 8-K.

ITEM 11.  EXECUTIVE COMPENSATION.

The following table sets forth the executive compensation of the executive officers of the Company for fiscal years 2012 and 2011.

Summary Compensation Table
Name and Position	Fiscal Year (*)	Salary ($)	Bonus ($)	Stock Awards ($)
Russell Mitchell, CEO	2012 2011	128,154 96,000	141,000 -	- 75,000
James Higgins, COO	2012 2011	97,231 96,000	- -	- -
Sue Baacke, CFO	2012	30,462	-	-
	2011	**	**	**

* The fiscal year of the Company ends on June 30.

** The indicated person was not in an executive position for the indicated period; therefore, the compensation is not disclosed.

Options/SAR Grants

The Company has not granted any stock options or SAR grants since its inception.

Compensation of Directors

On March 25, 2011, the Company issued 800,000 shares of PuraMed common stock based on $0.15 per share to its two directors, 400,000 to Mr. Mitchell and 400,000 to Mr. Higgins in consideration for their serving on the Board of Directors.  No shares were issued during fiscal year 2012.

Employment Contracts and Change-in-Control Arrangements

The Company has no written employment agreements with any employees, and the Company also does not have any change-in-control arrangements with any person.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth as of October 12, 2012, certain information regarding beneficial ownership of the common stock of the Company by (a) each person or group known by the Company to be the beneficial owner of more than 5% of the outstanding common stock of the Company, (b) each director and executive officer of the Company, and (c) all directors and executive officers of the Company as a group. Each shareholder named in this table has sole voting and investment power with respect to shares of the common stock shown in table.

Title of Class – Common Stock

Shareholder	Shares Owned Beneficially	Percent of Class (1)
Russell Mitchell 1326 Schofield Avenue Schofield, WI 54476	3,925,780	15.3%

James Higgins 1326 Schofield Avenue Schofield, WI 54476	3,281,879	12.8%

Sue Baacke 1326 Schofield Avenue Schofield, WI 54476	100,000	0.4%

Chuck Phillips 35 Swamp Creek Road Erwinna, PA 18920	2,300,000	9.0%

All directors and officers as a group (4 persons)	9,607,659	37.4%

* denotes less than 1.0%

(1) Based on a total of 25,693,312 shares outstanding as of October 12, 2012.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the year ended June 30, 2012, the Company issued 400,000 cashless warrants to Mr. Russell Mitchell as an award for entry into the Walgreen and CVS/pharmacy drugstores.

During the year ended June 30, 2012, the Company issued 300,000 shares of common stock to Charles A. Phillips in consideration for his past and ongoing services to the Company and participation on the company’s Board of Directors.

During the year ended June 30, 2011, the Company issued 400,000 shares of restricted common stock each to Mr. James Higgins and Mr. Russell Mitchell for directors’ fees.  Mr. Russell Mitchell was also awarded 500,000 shares of restricted common stock for the successful completion and publication of the clinical study.

On November 13, 2009, the Company issued a convertible bond payable for $500,000 to Charles Phillips, a member of the Board of Directors.  The bond has an annual interest rate of 8% paid monthly and matures in three years on November 13, 2012.  The note is convertible immediately through maturity at $1.00 per share or 500,000 shares of common stock, which created a beneficial conversion feature.  The amount of the beneficial conversion feature was recorded as a discount and is accreted over the life of the debt.  The balance of the discount as of June 30, 2012 and 2011 was $50,490 and $187,157, respectively.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Pursuant to the filing of a Form 8-K on July 13, 2012, the Company changed their auditing firm to Tanner, LLC.  Child, Van Wagoner & Bradshaw, PLLC has acted as the Company’s independent registered accounting firm through July 11, 2012.  The aggregate fees billed for the audit and audit related services during the fiscal years ended June 30, 2012 and 2011 were $30,259 and $25,647, respectively. These fees include professional services rendered for the audit of the Company's annual financial statements and review of our quarterly financial statements.

There were no other fees billed to us by our auditors for tax matters, additional audit-related fees or any non-audit services.

The Company's Board of Directors reviews and approves audit and permissible non-audit services performed by its independent registered accounting firm, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of Tanner LLC and Child, Van Wagoner & Bradshaw, PLLC as the Company's independent accountants, the Board of Directors considered whether the provision of such services is compatible with maintaining independence.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description
3.1	Articles of Incorporation as amended November 12, 2007 (incorporated by reference to the Company’s Annual Report Form 10-K filing on September 28, 2010).
3.2	Bylaws of the Company (incorporated by reference to the Company’s Annual Registration Report on Form 10-SB for the year ended June 30, 2007).
10.1	Distribution Agreement for Spin-Off (incorporated by reference to the Company’s Form 8-K filing of parent Dotronix Inc. on March 20, 2007).
10.2
Common Stock Purchase Agreement dated May 24, 2010 with Lincoln Park Capital Fund, LLC with respect to the S-1 Stock filing (incorporated by reference to the Company’s Form 8-K filing on May 28, 2010).

10.3	Registration Rights Agreement dated May 24, 2010 with Lincoln Park Capital Fund, LLC with respect to the S-1 Stock filing (incorporated by reference to the Company’s Form 8-K filing on May 28, 2010).
10.4	Warrant dated May 24, 2010 issued by Company to Lincoln Park Capital Fund, LLC (incorporated by reference to the Company’s Form 8-K filing on May 28, 2010).
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	Taxomony Extension Schema Document
101.CAL	Taxonomy Extension Calculation Linkbase Document
101.DEF	Taxonomy Extension Definition Linkbase Document
101.LAB	Taxonomy Extension Label Linkbase Document
101.PRE	Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURAMED BIOSCIENCE, INC.

Date: October 12, 2012	By:	/s/ Russell W. Mitchell
Russell W. Mitchell
Chief Executive Officer
(Principal Executive Officer)

Date: October 12, 2012	By:	/s/ Sue Baacke
Sue Baacke
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Name	Title	Date

/s/ Russell W. Mitchell	Chief Executive Officer (Principal Executive Officer),	October 12, 2012
Russell W. Mitchell	Director

/s/ Sue Baacke	Chief Financial Officer (Principal Financial Officer,	October 12, 2012
Sue Baacke	Principal Accounting Officer)

/s/ James W. Higgins	Chief Operating Officer, Director	October 12, 2012
James W. Higgins

/s/ Charles Phillips	Director	October 12, 2012
Charles Phillips

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
PuraMed BioScience, Inc.

We have audited the accompanying balance sheet of PuraMed BioScience, Inc. (the Company) as of June 30, 2012, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit. The accompanying financial statements of the Company as of June 30, 2011 and for the year then ended were audited by other auditors whose report thereon dated September 28, 2011, expressed an unqualified opinion on those statements and contained an explanatory paragraph regarding the Company’s ability to continue as a going concern, before the effects of the adjustments to retrospectively reflect the correction of an error described in Note H.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PuraMed BioScience, Inc. as of June 30, 2012, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As more fully described in Note B, the Company has negative working capital, has incurred operating losses and negative cash flows from operating activities, expects to incur further losses, and has an accumulated deficit.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters also are described in Note B.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited the adjustments described in Note H that were applied to restate the June 30, 2011 financial statements to correct an error.  In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the June 30, 2011 financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the June 30, 2011 financial statements taken as a whole.

/s/ Tanner LLC

October 12, 2012
Salt Lake City, Utah

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
PuraMed BioScience, Inc.

We have audited, before the effects of the adjustments for the correction of the error described in Note H, the accompanying balance sheet of PuraMed BioScience, Inc.  (the Company) as of June 30, 2011, and the related  statements of operations, changes in  stockholders’ deficit, and cash flows for the year then ended. (The 2011 financial statements before the effects of the adjustments discussed in Note H have been withdrawn and are not presented herein.) The 2011 financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting, as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, except for the error described in Note H, the 2011 financial statements referred to above present fairly, in all material respects, the financial position of PuraMed BioScience, Inc. as of June 30, 2011, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments for the correction of the error described in Note H, and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by Tanner LLC.

The accompanying 2011 financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has cash flow constraints, an accumulated deficit, and has not engaged in any significant operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Child, Van Wagoner & Bradshaw, PLLC
Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
September 28, 2011

PURAMED BIOSCIENCE, INC.

Balance Sheets

		June 30,
	June 30,	2011
	2012	(Restated)
ASSETS

Current Assets
Cash	$562	$93,879
Accounts Receivable	3,370	316
Inventory	168,631	93,468
Prepaid Expenses	36,856	4,513
Total Current Assets	209,419	192,176

Property and Equipment
Computer Software	2,483	3,760
Computer Hardware	5,338	5,259
Equipment	2,136	2,136
Accumulated Depreciation	(2,805)	(2,326)
Net Property and Equipment	7,152	8,829

Other Assets
PuraMed Bioscience Products, net of accumulated
amortization of $250,413 and $202,409, respectively	85,619	133,623
Trademarks, net of amortization of $1,139 and $0, respectively	14,998	15,543
Patent	83,277	53,491
Total Other Assets	183,894	202,657
Total Assets	$400,465	$403,662

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$359,785	$116,064
Accrued Wages - Officers	155,628	122,505
Accrued Expenses	25,555	17,769
Short-term Convertible Note, net of discount	43,941	72,537
Convertible Bond Payable, net of discount	449,510	-
Derivative Liability - Warrants	229,461	318,355
Derivative Liability - Convertible Debt	202,844	208,505
Total Current Liabilities	1,466,724	855,735

Long-term Liabilities
Convertible Bond Payable, net of discount	-	312,843
Total Liabilities	1,466,724	1,168,578

Commitments and Contingencies

Stockholders' Deficit
Undesignated shares, 5,000,000 shares authorized, none issued
Common Stock, $.001 par value, 45,000,000 shares
authorized, 24,033,320 shares and 19,288,643 shares issued
and outstanding, respectively	24,033	19,289
Additional Paid in Capital	4,696,336	3,281,054
Deficit Accumulated	(5,786,628)	(4,065,259)

Total Stockholders' Deficit	(1,066,259)	(764,916)

Total Liabilities and Stockholders' Deficit	$400,465	$403,662

See accompanying notes to financial statements.

PURAMED BIOSCIENCE, INC.

Statements of Operations

	Year Ended June 30, 2012	Year Ended June 30, 2011 (Restated)
Net Revenues	$693,060	$8,593

Cost of Sales	(183,745)	(7,395)

Gross Profit	509,315	1,198

Operating Expenses
Selling, General and Administrative Expenses	180,751	79,592
Amortization and Depreciation Expense	51,445	48,635
Professional Fees	406,515	301,308
Marketing and Advertising Expense	749,141	329,978
Research and Development	17,979	59,004
Salaries	55,313	77,775
Officer's Salaries	396,846	192,000

Total Operating Expenses	1,857,990	1,088,292

Loss from Operations	(1,348,675)	(1,087,094)

Other Income/(Expense)
Interest Income	0	2
Interest Expense	(475,611)	(324,849)
Loss on Disposal of Assets	(302)	-
Gain/(Loss) on Derivative Liability	103,219	(76,992)

Net Other Expense	(372,694)	(401,839)

Net Loss	$(1,721,369)	$(1,488,933)

Loss per Common Share - Basic
and Diluted	$(0.08)	$(0.10)

Weighted Average Common Shares
Outstanding - Basic and Diluted	21,583,618	15,544,599

See accompanying notes to financial statements.

PURAMED BIOSCIENCE, INC.

Statements of Stockholders’ Deficit (Restated)

	Common Stock		Additional	Deficit
	Shares	Amount	Paid In Capital	Accumulated	Total

Balances at July 1, 2010	13,871,839	$13,871	$2,533,706	$(2,576,326)	$(28,749)

Stock and warrants issued for cash, net of issuance costs of $6,109	1,826,427	1,828	119,463	-	121,291
Stock issued for note payable conversion	1,624,289	1,624	138,776	-	140,400
Stock issued for services	1,966,088	1,966	351,526	-	353,492
Stock warrants issued	-	-	12,200	-	12,200
Retirement of derivative liability upon conversion of note payable	-	-	125,383	-	125,383
Net loss - restated	-	-	-	(1,488,933)	(1,488,933)
Balances as of June 30, 2011	19,288,643	19,289	3,281,054	(4,065,259)	(764,916)

Stock and warrants issued for cash, net of issuance costs of $4,500	1,575,287	1,575	360,125	-	361,700
Stock issued for note payable conversion	2,546,270	2,546	314,654	-	317,200
Stock issued for services	623,120	623	149,479	-	150,102
Stock warrants issued for services	-	-	322,500	-	322,500
Issuance of derivative liability - warrants	-	-	(87,090)	-	(87,090)
Retirement of derivative liability upon conversion of note payable	-	-	355,614	-	355,614
Net loss	-	-	-	(1,721,369)	(1,721,369)

Balances as of June 30, 2012	24,033,320	$24,033	$4,696,336	$(5,786,628)	$(1,066,259)

See accompanying notes to financial statements.

PURAMED BIOSCIENCE, INC.

Statements of Cash Flows

	Year Ended June 30, 2012	Year Ended June 30, 2011 (Restated)

Cash flows from operating activities
Net loss	$(1,721,369)	$(1,488,933)

Changes in non cash working capital items:
Stock issued for services	150,102	353,492
Warrants issued for services	322,500	-
Depreciation	2,302	631
Amortization	49,142	48,005
Accretion on discount on convertible bond	136,667	136,666
Accretion on discount on Asher notes	276,404	137,537
(Gain)/loss on derivative liability	(103,219)	76,992
Loss on disposal of assets	302	-
Changes in Operating assets and liabilities:
Accounts receivable	(3,054)	(215)
Inventory	(75,163)	(67,637)
Prepaid expenses	(32,343)	509
Accounts payable	243,721	100,025
Accrued wages - Officers	33,123	89,502
Accrued expenses	16,174	7,145

Net cash used for operating activities	(704,711)	(606,281)

Cash flows from investing activities
Patent acquisition costs	(29,786)	(16,105)
Purchase of property and equipment	(927)	(7,263)
Trademark acquisition costs	(593)	(4,443)

Net cash used for investing activities	(31,306)	(27,811)

Cash flows from financing activities
Proceeds from notes	281,000	250,400
Proceeds from sale of stock and warrants,
net of issuance costs	361,700	451,540
Stock warrants issued with sale of common stock	-	12,200

Net cash provided by financing activities	642,700	714,140

Net increase (decrease) in cash	(93,317)	80,048

Cash at beginning of the year	93,879	13,831

Cash at end of the year	$562	$93,879

Supplemental disclosures of noncash investing and financing activities and other cash flow information:
Short-term debt converted to common stock	$317,200	$140,400
Retirement of derivative liability - convertible debt	359,424	195,383
Issuance of derivative liability - warrants	87,090	415,085
Issuance of derivative liability - convertible debt	281,000	365,198
Interest paid with cash	41,706	40,937

See accompanying notes to financial statements.

PURAMED BIOSCIENCE, INC.

Notes to Financial Statements
For the Years Ended June 30, 2012 and 2011

A.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PuraMed Bioscience, Inc. (PuraMed, or the Company) was incorporated as a Minnesota corporation during May 2006 as a subsidiary of Wind Energy America, Inc. (formerly Dotronix, Inc.).  As of April 12, 2007 the Company was spun-off from its parent company. PuraMed Bioscience, Inc. operates from one location in central Wisconsin. The Company is in the business of developing proprietary non-prescription drugs with unique delivery systems, including LipiGesic®M, a migraine headache remedy, LipiGesic®H, a tension headache product and LipiGesic®PM, a sleep inducing remedy for insomnia.

Past development of these PuraMed (Over-The-Counter) OTC products was conducted by PuraMed’s two principal officers, Russell Mitchell and James Higgins.

PuraMed entered the OTC medicine marketplace commercially in December 2009 by employing “direct to consumer” marketing via a 120-second Television commercial.  A “direct to consumer” print campaign also commenced in September 2010.  The Company is currently undergoing activities to gain broad retail distribution for its migraine remedy through mainstream drug store chains, mass merchandisers, and food chains.  The Company was able to place its product, LipiGesic M in the national retail chains of Walgreens and CVS during the fiscal year ended June 30, 2012.  Cumulatively Walgreens and CVS account for 15,000 stores. The Company is currently working to place its product in at least one more retail drugstore chain.  Once the market for the LipiGesic® M migraine headache product is established, the company will launch its second product commercially.

Use of Estimates

The preparation of financial statements in conformity with United States Generally Accepted Accounting Principles (US GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. The carrying value of the Company’s investments in PuraMed BioScience products represents significant estimates. Actual results could differ from those estimates.

Fair Value of Financial Instruments

Cash, receivables, revolving debt, accounts payable, and accrued liabilities are carried at amounts that reasonably approximate their fair value due to the short-term nature of these amounts or due to variable rates of interest that are consistent with current market rates.

Inventory

The Company uses the FIFO valuation method for its inventories.  The Company records its inventories at the lower of cost or market.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets. Estimated lives are three years for computer software, five years for computer hardware and 7 years for equipment.

PURAMED BIOSCIENCE, INC.

Notes to Financial Statements
For the Years Ended June 30, 2012 and 2011

A.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

PuraMed® BioScience Products

LipiGesic® products consist primarily of the cost of trade secrets, formulas, scientific and manufacturing know-how, trade names, marketing material and other intellectual property and are amortized on a straight-line basis over an estimated life of seven years.

Amortization expense relating to the PuraMed® BioScience Products is expected to be as follows:

Year ending June 30,
2013	$48,005
2014	37,614
$85,619

Trademarks

Trademarks consist of legal fees to acquire our trademarks. As of June 30, 2012, the trademark applications have been approved and amortization is being recorded.  Amortization is calculated on the straight-line method over the estimated useful lives of ten years.  Amortization in the amount of $1,139 was recorded for 2012.  No amortization was recorded for 2011.

Amortization expense relating to the trademarks is expected to be as follows:

Year ending June 30,
2013	$1,614
2014	1,614
2015	1,614
2016	1,614
2017	1,614
Thereafter	6,928
$14,998

Patent

In addition to the trademarks, the Company has completed and filed its final patent application on LipiGesic® M. We are waiting for approval from the US Patent and Trademark Office, therefore no amortization has been recorded.   Once the patent has been approved, an appropriate life will be used to amortize it.

Impairment of Long-Lived Assets

The carrying value of long-lived assets is reviewed periodically or when factors indicating impairment are present. The impairment loss is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets. The Company believes that no impairment exists at June 30, 2012.

Convertible Debt

The Company has obtained funding using convertible notes.  These notes may be settled entirely or partly in cash or other stock. It has been determined that these notes have embedded derivatives.  See Note D.

PURAMED BIOSCIENCE, INC.

Notes to Financial Statements
For the Years Ended June 30, 2012 and 2011

A.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition Policy

Revenue is recorded when the following fundamental criteria are met:  (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price to the customer is fixed or determinable and (iv) collection of the resulting receivable is reasonably assured.

Research and Development

Research and development costs are expensed as incurred. Assets that are required for research and development activities, and have alternative future uses, in addition to its current use, are included in equipment and depreciated over their estimated useful lives.

Loss per common share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted loss per common share assumes the exercise of stock options and warrants using the treasury stock method, if dilutive. Potentially dilutive shares of 3,796,060 and 2,185,822 as of June 30, 2012 and 2011, respectively, were not included in the calculation of diluted shares, as their effect would have been antidilutive.

Stock Based Compensation

The Company accounts for equity securities issued to non-employees for services and goods under Equity Based Payments to Non-Employees.  The equity securities issued for services or goods are for common shares. These shares or warrants are fully vested, non-forfeitable and fully paid or exercisable at the date of grant and require no future performance commitment by the recipient.

For stock based compensation issued to employees, the Company has issued fully vested warrants.

The Company expenses the fair market value of these securities over the period in which the Company receives the related services.

The following inputs and variables were used in the calculations for warrants issued for stock based compensation to employees and non-employees for the year ended June 30, 2012:

Stock Price	$0.30 – 0.405
Exercise Price	0.25
Volatility	314.9 – 331.3%
Expected Term (Years)	3.00
Expected Dividends	$--
Discount Rate	0.4%

Fair Value Measurements

Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company uses a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

Level 1	Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities.

Level 2	Other inputs that are observable directly or indirectly, such as quoted prices for similar assets and liabilities or market corroborated inputs.

PURAMED BIOSCIENCE, INC.

Notes to Financial Statements
For the Years Ended June 30, 2012 and 2011

A.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Level 3
Unobservable inputs that are used when little or no market data is available, which require the Company to develop its own assumptions about how market participants would value the assets or liabilities.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosure each quarter. Assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and 2011are summarized as follows:

	Fair Value as of June 30, 2012
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liability - Warrants	$-	$-	$229,461	$229,461
Derivative Liability – Convertible Debt	-	-	202,844	202,844
Total	$-	$-	$432,305	$432,305

	Fair Value as of June 30, 2011
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liability - Warrants	$-	$-	$318,355	$318,355
Derivative Liability – Convertible Debt	-	-	208,505	208,505
Total	$-	$-	$526,860	$526,860

The following table presents the fair value reconciliation of Level 3 liabilities measured at fair value on a recurring basis during the year ended June 30, 2012:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative Liability – Warrants	Derivative Liability – Convertible Debt	Total
Beginning balance, July 1, 2010	$-	$--	$-
Issuances	415,086	446,689	861,775
Retirements	-	(195,383)	(195,383)
Gain on derivative liability	(96,731)	(42,801)	(139,532)
Beginning balance, June 30, 2011	318,355	208,505	526,860
Issuances	87,090	378,809	465,899
Retirement	-	(359,424)	(359,424)
Gain on Derivative Liability	(175,984)	(25,046)	(201,030)
Ending balance, June 30, 2012	$229,461	$202,844	$432,305

Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts which may, at times, exceed federally insured limits.  To date, the Company has not experienced a loss of or lack of access to its cash.  However, no assurance can be provided that access to the Company’s cash will not be impacted by adverse conditions in the financial markets.

Concentrations of net revenues for the periods ended June 30, 2012 were as follows:

Customer A	81%
Customer B	17%

PURAMED BIOSCIENCE, INC.

Notes to Financial Statements
For the Years Ended June 30, 2012 and 2011

A.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentrations of accounts receivable as of June 30, 2012 were as follows:

Customer B	100%

No customers comprised more than 10% of either net revenues or accounts receivable as of and for the year ended June 30, 2011.

The Company purchases a number of components from single sources.  In some cases, alternative sources of supply are not available.  In other cases, the Company may establish a working relationship with a single source, even when multiple suppliers are available, if the Company believes it is advantageous to do so due to performance, quality, support, deliver, capacity or price considerations.  If the supply of a critical single-source materials or component were delayed or curtailed, the Company's ability to ship the related product in desired quantities and in a timely manner could be adversely affected.  Even where alternative sources of supply are available, qualification of the alternative suppliers and establishment of reliable supplies could result in delays and a possible loss of sales, which could adversely affect operating results.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards (ASC) Update No. 2012-02 – Intangibles – Goodwill and Other(Topic 350), testing Indefinite-Lived Intangible Assets for Impairment.  In April 2011, FASB issued ASC Update No. 2011-04 – Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in US GAAP and IFRS.  In December 2010, FASB issued ASC Update No. 2010-28—Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force). In August of 2010, the FASB issued ASC Update 2010-22, Accounting for Various Topics, Technical Corrections to SEC Paragraphs, and Update No. 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies (SEC Update).

The Company has considered these and other recent accounting pronouncements of which the Company is aware, and the Company believes their adoption has not had, and will not have, any material impact on our financial position or results of operations.

B.	FINANCING ARRANGEMENTS, MANAGEMENT PLANS, AND GOING CONCERN CONSIDERATIONS

Financing Arrangements

As of June 30, 2012, the Company had a cash balance of $562 and negative working capital of $1,257,305.  Short-term debt accounted for $493,451.  The Company intends to raise the funds needed to implement the Company’s plan of operation through both private sales of debt and equity securities. There is no assurance, however, that the Company will be successful in raising the necessary capital to implement its business plan, either through debt or equity sources.

The Company incurred net losses of $1,721,369 and $1,488,933, for the years ended June 30, 2012 and 2011, respectively.

PURAMED BIOSCIENCE, INC.

Notes to Financial Statements
For the Years Ended June 30, 2012 and 2011

B.	FINANCING ARRANGEMENTS, MANAGEMENT PLANS, AND GOING CONCERN CONSIDERATIONS (Continued)

Going Concern

As of June 30, 2012, the Company had negative working capital and minimal funds needed to accomplish its planned business strategy or support its projected expenses. The Company plans to obtain the needed working capital primarily through sales of its common stock, which there is no assurance it will be able to accomplish. If the Company cannot obtain substantial working capital through common stock sales or other sources (if any), it will be forced to curtail its planned business operations. If the Company is unable to obtain additional financing, its ability to continue as a going concern is doubtful.

C.	INVENTORY

Inventory consists of raw materials and finished goods.  Raw materials are the components, including boxes, inserts, liquid medicine and packaging materials that have not been combined into the final product, ready for sale.  Finished goods are the final product, available for sale.  The raw materials inventory will be assembled and placed in finished goods inventory when that amount is significantly reduced. Due to the lack of degradation of the material, no adjustment for obsolescence is necessary.  The following is inventory as of June 30, 2012 and 2011:

	2012	2011
Raw Materials	$60,162	$87,215
Finished Goods	108,469	6,253
Total Inventory	$168,631	$93,468

D.	NOTES PAYABLE TRANSACTIONS

During the fiscal years ended June 2012 and 2011, the Company has issued various 8% secured convertible notes (the Asher Notes). As discussed in Note H, the Company has bifurcated the convertible debt agreements according to the guidance provided by ASC 815-15-25.  The principal and accrued interest for these notes is payable nine months after issuance, or such earlier date as defined in the agreement.  The notes are convertible by the holder at any time after the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.  The notes are convertible into shares of the Company’s common stock at a price of 50% of the average of the three lowest closing bid prices of the stock during the ten trading day period ending one day prior to the date of conversion.  The holder is not entitled to convert any portion of the Asher Notes to the extent that the shares to be issued in connection therewith would cause the holder’s beneficial ownership of the Company’s common stock to exceed 4.99% of the outstanding shares of the Company’s common stock.  Because of the operation of the floating conversion price and the holder’s ability to convert as described above, the Company is unable to determine at any time that number of shares into which the Asher Notes are convertible.

The Asher Notes contain customary representations and warranties, customary affirmative and negative covenants, customary anti-dilution provisions, and customary events of default that accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the Asher Notes.  A default on the Asher Notes could lead to certain penalties, including an obligation to (a) pay all of the following, plus an additional 50% of (i) default interest, (ii) other monetary penalties, and (iii) the outstanding balance on the Asher Notes.

The holder is entitled to have all shares issued upon conversion listed upon each national securities exchange or other automated quotation system, if any, upon which shares of the Company’s common stock are then listed.

The Company is required to carry the embedded derivative on its balance sheet at fair value and account for any unrealized change in fair value as a component of results of operations.  The Company values the embedded derivative using a binomial option-pricing model.

PURAMED BIOSCIENCE, INC.

Notes to Financial Statements
For the Years Ended June 30, 2012 and 2011

D.           NOTES PAYABLE TRANSACTIONS (Continued)

A binomial option-pricing model was used to value the derivative liability with the following inputs:

●
Stock Price – The Stock Price was based on the closing price of the Company’s common stock on the valuation date.  The valuation date can either be the date of issuance of the convertible debt note or the last day of a reporting period (the Valuation Date).  Stock prices on Valuation Dates ranged from $0.20 to $0.99.

●	Variable Conversion Price – The variable conversion price was based on 50% of the average of the three lowest stock bid prices out of the last 10 trading days prior to the Valuation Date.
●	Time to Maturity – The time to maturity was determined based on the length of time between the Valuation Date and the maturity of the debt.
●
Risk Free Rate – The risk free rate was based on the US treasury note rate as of the Valuation Dates with term commensurate with the remaining term of the debt.  The risk free rates used ranged between .03% and .22%.

●	Volatility – The volatility was based on the historical volatility of the Company, using a time period to calculate volatility commensurate with the Time to Maturity.

E.	RELATED PARTY TRANSACTIONS

On November 13, 2009, the Company issued an unsecured convertible bond payable for $500,000 to Charles Phillips, a member of the Board of Directors.  The bond has an annual interest rate of 8% paid monthly and matures in three years on November 13, 2012.  The note is convertible immediately through maturity at $1.00 per share or 500,000 shares of common stock, which created a beneficial conversion feature.  The amount of the beneficial conversion feature was recorded as a discount and is accreted over the life of the debt.  The balance of the discount as of June 30, 2012 and 2011 was $50,490 and $187,157, respectively.

During the year ended June 30, 2012, the Company issued 400,000 cashless warrants to Russell Mitchell with a value of $0.25 per share with an exercise price of $0.25.  The Company also issued 300,000 shares of common stock at a rate of $0.25 per share to Charles A. Phillips.

During the year ended June 30, 2011, the Company issued 400,000 shares of restricted common stock each to Mr. James Higgins and Mr. Russell Mitchell for directors’ fees.  Mr. Russell Mitchell was also awarded 500,000 shares of restricted common stock for the successful completion and publication of the clinical study.

F.	STOCKHOLDERS' DEFICIT

During August to October 2010, pursuant to the S-1 Registration, the Company sold a total of 174,760 shares of common stock at prices ranging from $0.41 to $0.74 per share, for total proceeds of $90,000 to Lincoln Park Capital, LLC.  In addition 2,754 shares, in the amount of $1,492, were provided to Lincoln Park Capital, LLC as financing commitment shares. This leaves 1,475,240 registered shares as of June 30, 2011 available for future sales pursuant to the effective S-1 Registration Statement.

During the fiscal year ended June 30, 2012, pursuant to the S-1 Registration, the Company sold a total of 767,287 shares of common stock at prices ranging from $0.25 to $0.293 per share, for total proceeds of $200,000 to Lincoln Park Capital, LLC.  In addition, 6,120 shares, in the amount of $1,602, were issued to Lincoln Park Capital, LLC as commitment shares. This left 707,953 registered shares available as of June 30, 2012 for future sales pursuant to the S-1 Registration Statement; however, the Company has made no additional sales and anticipates that no further sales will be made under the Lincoln Park Capital Agreement, which expires in October 2012.

PURAMED BIOSCIENCE, INC.

Notes to Financial Statements
For the Years Ended June 30, 2012 and 2011

F.	STOCKHOLDERS' DEFICIT (Continued)

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

During the fiscal year ended June 30, 2012, the Company issued a total of 623,120 common shares to certain persons in consideration for financial, management, marketing, legal and promotional services, valued at a total of $150,102 based on common stock prices ranging from $0.15 to $0.293.

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

During the year ended June 30, 2011, the Company sold 1,321,000 shares of restricted common stock with warrants for $330,250, to thirty-three private investors at a rate of $0.50 per unit, of which there are two shares and one warrant per unit.  In accordance with guidance in ASC 815-40-25-1 and ASC 815-40-25-8, the Company has determined the warrants issued have net cash settlement provisions that require classification as derivative liabilities rather than permanent equity. In accordance with such accounting rules, derivative instruments are recorded at fair value and marked-to-market each period until they are exercised or expire, with any change in the fair value charged or credited to income each period. Because these warrants do not trade in an active securities market, their fair value was estimated using a binomial option-pricing model.

During the fiscal year ended June 30, 2012, the Company issued 500,000 cashless warrants, at a conversion rate of $0.25 per share, to four separate consulting firms in connection with the successful entry into the Walgreen and CVS pharmacy drugstores and the associated marketing support.  Because these warrants do not trade in an active securities market, their fair value was estimated using the Black Scholes option-pricing model and were valued at $181,500.  These warrants expire after three years from date of issuance.  The Company classifies these warrants within permanent equity as additional paid-in capital in accordance with FASB ASC 815-40.

During the fiscal year ended June 30, 2012, the Company issued 400,000 cashless warrants, at a conversion price of $0.25 per share, to CEO Russell W. Mitchell in connection with the successful entry into the Walgreen and CVS pharmacy drugstores.  Because these warrants do not trade in an active securities market, their fair value was estimated using the Black Scholes option-pricing model, and were valued at $141,000.  These warrants expire after three years from date of issuance.  The Company classifies these warrants within permanent equity as additional paid-in capital in accordance with FASB ASC 815-40.

PURAMED BIOSCIENCE, INC.

Notes to Financial Statements
For the Years Ended June 30, 2012 and 2011

F.	STOCKHOLDERS' DEFICIT (Continued)

During the fiscal year ended June 30, 2012, the Company sold 380,000 shares of restricted common stock with 190,000 warrants for $95,000, to four private investors at a rate of $0.50 per unit, of which there are two shares and one warrant per unit.  In accordance with guidance in ASC 815-40-25-1 and ASC 815-40-25-8, the Company has determined the warrants issued have net cash settlement provisions that require classification as derivative liabilities rather than permanent equity. In accordance with such accounting rules, derivative instruments are recorded at fair value and marked-to-market each period until they are exercised or expire, with any change in the fair value charged or credited to income each period. Because these warrants do not trade in an active securities market, their fair value was estimated using a binomial option-pricing model.

The Company recognized a net gain of $103,219 from the combination of a day one loss and a gain from the change in fair value of these warrants from the date of issuance to year end.

During the fiscal year ended June 30, 2012, the Company sold 70,000 shares of restricted common stock with warrants for $17,500, to three private investors at a rate of $0.50 per unit, of which there are two shares and one warrant per unit.

During the fiscal year ended June 30, 2012, the Company sold 358,000 shares of restricted common stock for $53,700 to three private investors at a rate of $0.15 per share.

The following inputs and variables were used in the calculations for warrants and cashless warrants for the year ended June 30, 2012:

	Warrants	Cashless Warrants
Stock Price	$0.33 – 0.55	$0.30 – 0.405
Exercise Price	0.50	0.25
Volatility	256.3 – 281.2%	314.9 – 331.3%
Expected Term (Years)	3.00	3.00
Expected Dividends	$-	$-
Discount Rate	0.3 – 0.7%	0.4%

The following inputs and variables were used in the calculations for the warrants for the year ended June 30, 2011:

Warrants
Stock Price	$0.49
Exercise Price	0.50
Volatility	277.2%
Expected Term (Years)	3.00
Expected Dividends	$-
Discount Rate	0.8%

PURAMED BIOSCIENCE, INC.

Notes to Financial Statements
For the Years Ended June 30, 2012 and 2011

F.	STOCKHOLDERS' EQUITY (Continued)

Warrant Activities

The following table summarizes our warrant activities for the years ended June 30, 2012 and 2011:

	Shares	Weighted Average Exercise Price
Outstanding at July 1, 2010	275,000	$1.36
Issued	782,500	0.47
Exercised	-	0.00
Cancelled or expired	-	0.00
Outstanding at June 30, 2011	1,057,500	0.70
Issued	1,125,000	0.29
Exercised	-	0.00
Cancelled or expired	-	0.00
Outstanding at June 30, 2012	2,182,500	0.49

G.	INCOME TAXES

The Company accounts for income taxes using an asset and liability approach to accounting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and income tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. The valuation allowances have been established to offset net deferred tax assets due to the uncertainty of their realization.

A reconciliation of estimated income tax expense (benefit) to the amount of computed using statutory federal rates is as follows:

	Year Ended June 30,
	2012	2011 (Restated)
Tax benefit at federal statutory rate of 35%	$(602,478)	$(595,573)
State taxes net of federal benefit	(86,068)	(74,447)
Derivative loss	69,274	152,435
Other	4,333	1,453
Change in valuation allowance	614,939	516,132
Provision	$-	$-

No net deferred income tax assets have been provided for the temporary differences between the financial reporting and income tax basis of the Company due to the valuation allowances outlined below:

	Year Ended June 30,
	2012	2011 (Restated)
	Asset	Asset
Deferred tax asset - Net operating loss carry forward	$2,004,290	$1,403,937
Deferred tax asset – Depreciation	52,375	10,078
Deferred tax asset – Accrued officer salaries	8,090	35,801
Valuation allowance	(2,064,755)	(1,449,816)
Net deferred tax asset	$-	$-

PURAMED BIOSCIENCE, INC.

Notes to Financial Statements
For the Years Ended June 30, 2012 and 2011

G.	INCOME TAXES (Continued)

The Company has estimated federal and state net operating loss carryforwards of $5,010,725 expiring in the years 2025 through 2032.  The estimated tax benefit of these net operating loss carryforwards, based on an effective combined federal and state rate of 40% is $2,004,290 and $1,403,937 for the years ended June 30, 2012 and 2011 respectively. The Company has established a valuation allowance equal to the amount of cumulative tax assets. Accordingly, no net deferred income tax assets, nor any current or deferred income tax benefits, have been recognized at June 30, 2012 or 2011.

The Company believes it is no longer subject to United States or Minnesota state income tax examinations for years before 2008. The amount of net operating losses arising from fiscal years before 2008 is still subject to examination until expiration.

H. RESTATEMENT OF FINANCIAL STATEMENTS

During the fiscal years ended June 2012 and 2011, the Company has issued various 8% secured convertible notes (the Asher Notes). The Company failed to bifurcate the convertible debt agreements issued to Asher Enterprises, Inc. See Note D.

The Company has determined that is should account for the fair value of the conversion features separately as an embedded derivative.   Through June 30, 2011, the Company had issued $315,000 of Asher Notes.  The Company has determined that as of June 30, 2011 that 1) the fair value of the derivative liability related to these Asher Notes upon issuance of the notes was $446,689  2) a discount to the convertible debt principal should have been recorded for $315,000, and 3) a derivative expense should have been  recorded for $131,689 during the fiscal year ended June 30, 2011.  Amortization of debt discount amounted should have been $207,537 during the year ended June 30, 2011.  Furthermore, for the fiscal year ended June 30, 2011, the Company should have recognized a gain in the fair value of the embedded derivative of $42,801 and reduced the embedded derivative liability by this same amount.  $135,000 of the Asher Notes were converted into the Company’s common stock during the year ended June 30, 2011, resulting in a reduction to the derivative liability and an increase to additional paid-in capital of $195,383.  The value of the derivative liability was $208,505 as of June 30, 2011.

The conversion features of the convertible notes had previously been accounted for as beneficial conversion features that were immediately expensed.  Interest expense and additional paid-in capital were reduced for the fiscal year ended June 30, 2011 by $315,000.

The income tax provision changes for the year ended June 30, 2011 include the removal of the beneficial conversion features and the derivative liability expenses which amounted to a reduction in the taxable loss of $328,280 which resulted in a decrease in the deferred tax assets and related allowance for the deferred tax asset of $131,311.  As reported on the June 30, 2011, the taxable loss carry forward was $3,838,119.  The loss carry forward should have been reported as $3,509,839 as of June 30, 2011.  The deferred tax asset – net operating loss originally recorded as of June 30, 2011 was $1,535,248, but has now been properly stated at $1,403,937.  The valuation allowance originally recorded as of June 30, 2011 was $1,581,127, but has now been properly stated at $1,449,816.

The financial statements as of and for the fiscal year ended June 30, 2011 have been restated to properly state the amounts indicated above.

PURAMED BIOSCIENCE, INC.

Notes to Financial Statements
For the Years Ended June 30, 2012 and 2011

H. RESTATEMENT OF FINANCIAL STATEMENTS (Continued)

Changes to the balance sheet – June 30, 2011
The following table indicates the adjustments that were made to the balance sheet as a result of the corrections for the convertible debt bifurcation.

The embedded derivative is included in current liabilities based upon the June 30, 2011 value. The Company failed to bifurcate the convertible debt agreements issued to Asher Enterprises, Inc.  The adjustments due to recording the debt discount associated with the derivative liability are also indicated in the below table.

	June 30, 2011
	As Previously Reported	Adjustments	As Restated
LIABILITIES
Accounts Payable	$116,064	$-	$116,064
Accrued Wages – Officers	122,505	-	122,505
Accrued Expenses	17,769	-	17,769
Short-term Convertible Note, net of discount	180,000	(107,463)	72,537
Convertible Bond Payable	312,843	-	312,843
Derivative Liability – Warrants	318,355	-	318,355
Derivative Liability – Convertible Debt	-	208,505	208,505
Total Liabilities	$1,067,536	$101,042	$1,168,578
STOCKHOLDERS' DEFICIT
Undesignated Shares
Common Stock	$19,289	$-	$19,289
Additional Paid In Capital	3,400,671	(119,617)	3,281,054
Accumulated Deficit	(4,083,834)	18,575	(4,065,259)
Total Stockholders' Deficit	$(663,874)	$(101,042)	$(764,916)

PURAMED BIOSCIENCE, INC.

Notes to Financial Statements
For the Years Ended June 30, 2012 and 2011

H.  RESTATEMENT OF FINANCIAL STATEMENTS (Continued)

The following table indicates the adjustments that were made to the Statements of Operations for the year ended June 30, 2011.

1)
Other income was increased by $42,801 as a result of the gain in fair value from the embedded derivative. This gain is based upon guidance of ASC 815-15, and the fair value of the derivative liability was determined as of June 30, 2011.

2)
Interest expense was increased by $207,537 as a result of the amortization of the debt discount related to the convertible debt agreements, and interest expense was decreased by $315,000 to remove the accounting entries originally recording the conversion features as a beneficial conversion feature (that was immediately expensed).

3)	An embedded derivative expense was recognized for $131,689 from the initial recording of the convertible debt based upon guidance of ASC 815-15.

Statement of Operations

	For the Year Ended June 30, 2011
	As Previously Reported	Adjustments	As Restated
Total Net Revenue	$8,593	$-	$8,593
Total Cost of Sales	(7,395)	-	(7,395)
Gross Profit	1,198	-	1,198
Operating Expenses:
Selling, General and Administrative Expenses	79,592	-	79,592
Amortization and Depreciation Expenses	48,635	-	48,635
Professional Fees	301,308	-	301,308
Marketing and Advertising Expense	329,978	-	329,978
Research and Development	59,004	-	59,004
Salaries	77,775	-	77,775
Officers’ Salaries	192,000	-	192,000
Total Operating Expenses	(1,088,292)	-	(1,088,292)
Loss from Operations	(1,087,094)	-	(1,087,094)
Other Income/(Expense)
Interest Income	2	-	2
Interest Expense	(432,312)	107,463	(324,849)
Gain/(Loss) on Derivative Liability	11,896	(88,888)	(76,992)
Net Loss from Operations	$(1,507,508)	$18,575	$(1,488,933)

PURAMED BIOSCIENCE, INC.

Notes to Financial Statements
For the Years Ended June 30, 2012 and 2011

H.  RESTATEMENT OF FINANCIAL STATEMENTS (Continued)

The following table indicates the adjustments that were made to the Statement of Cash Flows for the year ended June 30, 2011.

1)	Net Loss from operations decreased by $18,575 due to adjustments to the Statements of Operations listed above.
2)	An increase to noncash adjustments from operating activities was recognized from the amortization of debt discount of the Asher Enterprises convertible debt.

	For the Year Ended June 30, 2011
	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities
Net Loss	$(1,507,508)	$18,575	$(1,488,933)
Adjustments to reconcile net income to net cash provided by operating activities:
Stock issued for services	353,492	-	353,492
Depreciation	631	-	631
Amortization	48,005	-	48,005
Accretion on discount on convertible bond	136,666	-	136,666
Beneficial conversion feature	245,000	(245,000)	-
Accretion on discount on Asher notes	-	137,537	137,537
(Gain)/loss on derivative liability	(11,895)	88,888	76,993
Changes in Operating assets and liabilities:
Accounts receivable	(215)	-	(215)
Inventory	(67,637)	-	(67,637)
Prepaid expenses	509	-	509
Accounts Payable	100,025	-	100,025
Accrued wages – Officers	89,502	-	89,502
Accrued expenses	7,144	-	7,144
Net cash provided by operating activities	(606,281)	-	(606,281)
Net cash used in investing activities	(27,811)	-	(27,811)

Cash flows From financing activities:
Convertible note borrowings	250,400	-	250,400
Proceeds from sale of stock	451,540	-	451,540
Stock warrants issued with sale of common stock	12,200	-	12,200
Net cash provided by financing activities	714,140	-	714,140
Net increase in cash and cash equivalents	80,048	-	80,048
Cash and cash equivalents, beginning of the year	13,831	-	13,831
Cash and cash equivalents, end of the year	$93,879	$-	$93,879

PURAMED BIOSCIENCE, INC.

Notes to Financial Statements
For the Years Ended June 30, 2012 and 2011

H.  RESTATEMENT OF FINANCIAL STATEMENTS (Continued)

Changes to the balance sheet – September 30, 2011
The following table indicates the adjustments that were made to the balance sheet as a result of the corrections for the convertible debt bifurcation.

The embedded derivative is included in current liabilities based upon the September 30, 2011 value. The Company failed to bifurcate the convertible debt agreements issued to Asher Enterprises, Inc.  The adjustments due to recording the debt discount associated with the derivative liability are also indicated in the below table.

	September 30, 2011
	As Previously Reported		As Restated
	(Unaudited)	Adjustments	(Unaudited)
LIABILITIES
Accounts Payable	$180,482	$-	$180,482
Accrued Wages – Officers	141,522	-	141,522
Accrued Expenses	18,632	-	18,632
Short-term Convertible Note, net of discount	155,000	(87,519)	67,481
Convertible Bond Payable	347,010	-	347,010
Derivative Liability – Warrants	475,197	-	475,197
Derivative Liability – Convertible Debt	-	181,111	181,111
Total Liabilities	$1,317,843	93,592	$1,411,435
STOCKHOLDERS' DEFICIT
Undesignated Shares
Common Stock	$20,388	$-	$20,388
Additional Paid In Capital	3,535,072	(84,850)	3,450,222
Accumulated Deficit	(4,482,696)	(8,742)	(4,491,438)
Total Stockholders' Deficit	$(927,236)	$(93,592)	$(1,020,828)

PURAMED BIOSCIENCE, INC.

Notes to Financial Statements
For the Years Ended June 30, 2012 and 2011

H.  RESTATEMENT OF FINANCIAL STATEMENTS (Continued)

The following table indicates the adjustments that were made to the Statements of Operations for the three months ended September 30, 2011.

1)
Other income was increased by $27,317 as a result of the gain in fair value from the embedded derivative. This gain is based upon guidance of ASC 815-15, and the fair value of the derivative liability was determined as of September 30, 2011.

2)
Interest expense was increased by $69,944 as a result of the amortization of the debt discount related to the convertible debt agreements, and interest expense was decreased by $50,000 to remove the accounting entries originally recording the conversion features as a beneficial conversion feature (that was immediately expensed).

3)	An embedded derivative expense was recognized for $15,321 from the initial recording of the convertible debt based upon guidance of ASC 815-15.

Statement of Operations

	For the Three Months Ended September 30, 2011
	As Previously Reported		As Restated
	(Unaudited)	Adjustments	(Unaudited)
Total Net Revenue	$5,256	$-	$5,256
Total Cost of Sales	(3,216)	-	(3,216)
Gross Profit	2,040	-	2,040
Operating Expenses:
Selling, General and Administrative Expenses	23,298	-	23,298
Amortization and Depreciation Expenses	12,719	-	12,719
Professional Fees	33,842	-	33,842
Marketing and Advertising Expense	103,702	-	103,702
Research and Development	2,130	-	2,130
Salaries	18,268	-	18,268
Officers’ Salaries	48,000	-	48,000
Total Operating Expenses	241,959	-	241,959
Loss from Operations	(239,919)	-	(239,919)
Other Income/(Expense)
Interest Expense	(97,101)	(19,944)	(117,045)
Gain/(Loss) on Derivative Liability	(61,842)	(7,373)	(69,215)
Net Loss from Operations	$(398,862)	$(27,317)	$(426,179)

PURAMED BIOSCIENCE, INC.

Notes to Financial Statements
For the Years Ended June 30, 2012 and 2011

H.  RESTATEMENT OF FINANCIAL STATEMENTS (Continued)

The following table indicates the adjustments that were made to the Statement of Cash Flows for the three months ended September 30, 2011.

1)	Net Loss from operations increased by $27,317 due to adjustments to the Statements of Operations listed above.
2)	An increase to noncash adjustments from operating activities was recognized from the amortization of debt discount of the Asher Enterprises convertible debt.

	For the Three Months Ended September 30, 2011
	As Previously Reported		As Restated
	(Unaudited)	Adjustments	(Unaudited)
Cash Flows From Operating Activities
Net Loss	$(398,862)	$(27,317)	$(426,179)
Adjustments to reconcile net income to net cash provided by operating activities:
Stock issued for services	7,500	-	7,500
Depreciation	584	-	584
Amortization	12,134	-	12,134
Accretion on discount on convertible bond	34,167	-	34,167
Beneficial conversion feature	50,000	(50,000)	-
Accretion on discount on Asher notes	-	69,944	69,944
(Gain)/loss on derivative liability	61,842	7,373	69,215
Changes in Operating assets and liabilities:
Accounts receivable	61	-	61
Inventory	(20,962)	-	(20,962)
Prepaid expenses	(15,407)	-	(15,407)
Accounts Payable	64,418	-	64,418
Accrued wages – Officers	19,017	-	19,017
Accrued expenses	3,863	-	3,863
Net cash provided by operating activities	(181,645)	-	(181,645)
Net cash used in investing activities	(2,570)	-	(2,570)

Cash Flows From Financing Activities:
Convertible note borrowings	50,000	-	50,000
Proceeds from sale of stock	95,000	-	95,000
Net cash provided by financing activities	145,000	-	145,000
Net increase in cash and cash equivalents	(39,215)	-	(39,215)
Cash and cash equivalents, beginning of the year	93,879	-	93,879
Cash and cash equivalents, end of the year	$54,664	$-	$54,664

PURAMED BIOSCIENCE, INC.

Notes to Financial Statements
For the Years Ended June 30, 2012 and 2011

H.  RESTATEMENT OF FINANCIAL STATEMENTS (Continued)

Changes to the balance sheet – December 31, 2011
The following table indicates the adjustments that were made to the balance sheet as a result of the corrections for the convertible debt bifurcation.

The embedded derivative is included in current liabilities based upon the December 31, 2011 value. The Company failed to bifurcate the convertible debt agreements issued to Asher Enterprises, Inc. The above referenced agreement contains an embedded derivative that requires valuation as an embedded derivative liability on the balance sheet.  The embedded derivative was valued under the guidance of ASC 815-15.  The adjustments due to recording the debt discount associated with the derivative liability are also indicated in the below table.

	December 31, 2011
	As Previously Reported		As Restated
	(Unaudited)	Adjustments	(Unaudited)
LIABILITIES
Accounts Payable	$126,442	$-	$126,442
Accrued Wages – Officers	141,522	-	141,522
Accrued Expenses	4,937	-	4,937
Short-term Convertible Note, net of discount	125,000	(84,944)	40,056
Convertible Bond Payable	381,176	-	381,176
Derivative Liability – Warrants	268,948	-	268,948
Derivative Liability – Convertible Debt	-	160,409	160,409
Total Liabilities	$1,048,025	$75,465	$1,123,490
STOCKHOLDERS' DEFICIT
Undesignated Shares
Common Stock	$21,559	$-	$21,559
Additional Paid In Capital	3,943,087	(33,122)	3,909,965
Accumulated Deficit	(4,385,140)	(42,343)	(4,427,483)
Total Stockholders' Deficit	$(420,494)	$(75,465)	$(495,959)

PURAMED BIOSCIENCE, INC.

Notes to Financial Statements
For the Years Ended June 30, 2012 and 2011

H.  RESTATEMENT OF FINANCIAL STATEMENTS (Continued)

The following table indicates the adjustments that were made to the Statements of Operations for the six months ended December 31, 2011.

1)
Other income was increased by $60,918 as a result of the gain in fair value from the embedded derivative. This gain is based upon guidance of ASC 815-15, and the fair value of the derivative liability was determined as of December 31, 2011.

2)
Interest expense was increased by $143,708 as a result of the amortization of the debt discount related to the convertible debt agreements, and interest expense was decreased by $121,190 to remove the accounting entries originally recording the conversion features as a beneficial conversion feature (that was immediately expensed).

3)	An embedded derivative expense was recognized for $36,161 from the initial recording of the convertible debt based upon guidance of ASC 815-15.

Statement of Operations

	For the Six Months Ended December 31, 2011
	As Previously Reported		As Restated
	(Unaudited)	Adjustments	(Unaudited)
Total Net Revenue	$613,931	$-	$613,931
Total Cost of Sales	(121,311)	-	(121,311)
Gross Profit	492,620	-	492,620
Operating Expenses
Selling, General and Administrative Expenses	66,584	-	66,584
Amortization and Depreciation Expenses	25,494	-	25,494
Professional Fees	158,988	-	158,988
Marketing and Advertising Expense	268,647	-	268,647
Research and Development	2,247	-	2,247
Salaries	36,803	-	36,803
Officers’ Salaries	156,000	-	156,000
Total Operating Expenses	714,763	-	714,763
Loss from Operations	(222,143)	-	(222,143)
Other Income/(Expense)
Interest Expense	(215,356)	(22,518)	(237,874)
Loss on Disposal of Assets	(302)	-	(302)
Gain/(Loss) on Derivative Liability	136,495	(38,400)	98,095
Net Loss from Operations	$(301,306)	$(60,918)	$(362,224)

PURAMED BIOSCIENCE, INC.

Notes to Financial Statements
For the Years Ended June 30, 2012 and 2011

H.  RESTATEMENT OF FINANCIAL STATEMENTS (Continued)

The following table indicates the adjustments that were made to the Statement of Cash Flows for the six months ended December 31, 2011.

1)	Net Loss from operations decreased by $60,918 due to adjustments to the Statements of Operations listed above.
2)	An increase to noncash adjustments from operating activities was recognized from the amortization of debt discount of the Asher Enterprises convertible debt.

	For the Six Months Ended December 31, 2011
	As Previously Reported		As Restated
	(Unaudited)	Adjustments	(Unaudited)
Cash Flows From Operating Activities
Net Loss	$(301,306)	$(60,918)	$(362,224)
Adjustments to reconcile net income to net cash provided by operating activities:
Stock issued for services	48,883	-	48,883
Depreciation	1,160	-	1,160
Amortization	24,334	-	24,334
Warrants issued for services	120,000	-	120,000
Accretion on discount on convertible bond	68,333	-	68,333
Beneficial conversion feature	121,190	(121,190)	-
Accretion on discount on Asher notes	-	143,708	143,708
(Gain)/loss on derivative liability	(136,495)	38,400	(98,095)
Loss on Disposal of Assets	302	-	302
Changes in Operating assets and liabilities:
Accounts receivable	316	-	316
Inventory	(33,160)	-	(33,160)
Prepaid expenses	(38,441)	-	(38,441)
Accounts Payable	10,378	-	10,378
Accrued wages – Officers	19,017	-	19,017
Accrued expenses	(5,631)	-	(5,631)
Net cash provided by operating activities	(101,120)	-	(101,120)
Net cash used in investing activities	(16,576)	-	(16,576)

Cash Flows From Financing Activities:
Convertible note borrowings	125,000	-	125,000
Proceeds from sale of stock	154,500	-	154,500
Net cash provided by financing activities	279,500	-	279,500
Net increase in cash and cash equivalents	161,804	-	161,804
Cash and cash equivalents, beginning of the year	93,879	-	93,879
Cash and cash equivalents, end of the year	$255,683	$-	$255,683

PURAMED BIOSCIENCE, INC.

Notes to Financial Statements
For the Years Ended June 30, 2012 and 2011

H.  RESTATEMENT OF FINANCIAL STATEMENTS (Continued)

Changes to the balance sheet – March 31, 2012
The following table indicates the adjustments that were made to the balance sheet as a result of the corrections for the convertible debt bifurcation.

The embedded derivative is included in current liabilities based upon the March 31, 2012 value. The Company failed to bifurcate the convertible debt agreements issued to Asher Enterprises, Inc.  The adjustments due to recording the debt discount associated with the derivative liability are also indicated in the below table.

	March 31 2012
	As Previously Reported		As Restated
	(Unaudited)	Adjustments	(Unaudited)
LIABILITIES
Accounts Payable	$167,541	$-	$167,541
Accrued Wages – Officers	119,336	-	119,336
Accrued Expenses	29,742	-	29,742
Short-term Convertible Note, net of discount	128,000	(75,315)	52,685
Convertible Bond Payable	415,343	-	415,343
Derivative Liability – Warrants	201,220	-	201,220
Derivative Liability – Convertible Debt	-	166,256	166,256
Total Liabilities	$1,061,182	$90,941	$1,152,123
STOCKHOLDERS' DEFICIT
Undesignated Shares
Common Stock	$22,697	$-	$22,697
Additional Paid In Capital	4,448,283	(27,546)	4,420,737
Accumulated Deficit	(5,049,951)	(63,395)	(5,113,346)
Total Stockholders' Deficit	$(578,971)	$(90,941)	$(669,912)

PURAMED BIOSCIENCE, INC.

Notes to Financial Statements
For the Years Ended June 30, 2012 and 2011

H.  RESTATEMENT OF FINANCIAL STATEMENTS (Continued)

The following table indicates the adjustments that were made to the Statements of Operations for the nine months ended March 31, 2012.

1)
Other income was decreased by $81,970 as a result of the gain in fair value from the embedded derivative. This gain is based upon guidance of ASC 815-15, and the fair value of the derivative liability was determined as of March 31, 2012.

2)
Interest expense was increased by $206,338 as a result of the amortization of the debt discount related to the convertible debt agreements, and interest expense was decreased by $174,190 to remove the accounting entries originally recording the conversion features as a beneficial conversion feature (that was immediately expensed).

3)	An embedded derivative expense was recognized for $56,550 from the initial recording of the convertible debt based upon guidance of ASC 815-15.

Statement of Operations

	For the Nine Months Ended March 31, 2012
	As Previously Reported		As Restated
	(Unaudited)	Adjustments	(Unaudited)
Total Net Revenue	$757,815	$-	$757,815
Total Cost of Sales	(171,039)	-	(171,039)
Gross Profit	586,776	-	586,776
Operating Expenses:
Selling, General and Administrative Expenses	120,041	-	120,041
Amortization and Depreciation Expenses	38,470	-	38,470
Professional Fees	535,943	-	535,943
Marketing and Advertising Expense	374,584	-	374,584
Research and Development	17,409	-	17,409
Salaries	48,192	-	48,192
Officers’ Salaries	306,384	-	306,384
Total Operating Expenses	1,441,023	-	1,441,023
Loss from Operations	(854,247)	-	(854,247)
Other Income/(Expense)
Interest Expense	(315,791)	(32,148)	(347,939)
Loss on Disposal of Assets	(302)	-	(302)
Gain/(Loss) on Derivative Liability	204,223	(49,822)	154,401
Net Loss from Operations	$(966,117)	$(81,970)	$(1,048,087)

PURAMED BIOSCIENCE, INC.

Notes to Financial Statements
For the Years Ended June 30, 2012 and 2011

H.  RESTATEMENT OF FINANCIAL STATEMENTS (Continued)

The following table indicates the adjustments that were made to the Statement of Cash Flows for the nine months ended March 31, 2012.

1)	Net Loss from operations increased by $81,970 due to adjustments to the Statements of Operations listed above.
2)	An increase to noncash adjustments from operating activities was recognized from the amortization of debt discount of the Asher Enterprises convertible debt.

	For the Nine Months Ended March 31, 2012
	As Previously Reported		As Restated
	(Unaudited)	Adjustments	(Unaudited)
Cash Flows From Operating Activities
Net Loss	$(966,117)	$(81,970)	$(1,048,087)
Adjustments to reconcile net income to net cash provided by operating activities:
Stock issued for services	139,720	-	139,720
Depreciation	1,731	-	1,731
Amortization	36,738	-	36,738
Warrants on convertible bonds	322,500	-	322,500
Accretion on discount on convertible bond	102,500	-	102,500
Beneficial conversion feature	174,190	(174,190)	-
Accretion on discount on Asher notes		206,338	206,338
(Gain)/loss on derivative liability	(204,223)	49,822	(154,401)
Loss on Disposal of Assets	302	-	302
Changes in Operating assets and liabilities:
Accounts receivable	(1,279)	-	(1,279)
Inventory	(87,081)	-	(87,081)
Prepaid expenses	(56,274)	-	(56,274)
Accounts Payable	51,477	-	51,477
Accrued wages – Officers	(3,169)	-	(3,169)
Accrued expenses	21,173	-	21,173
Net cash provided by operating activities	(467,812)	-	(467,812)
Net cash used in investing activities	(16,807)	-	(16,807)

Cash Flows From Financing Activities:
Convertible note borrowings	178,000	-	178,000
Proceeds from sale of stock	262,498	-	262,498
Net cash provided by financing activities	440,498	-	440,498
Net increase in cash and cash equivalents	(44,121)	-	(44,121)
Cash and cash equivalents, beginning of the year	93,879	-	93,879
Cash and cash equivalents, end of the year	$49,758	$-	$49,758

PURAMED BIOSCIENCE, INC.

Notes to Financial Statements
For the Years Ended June 30, 2012 and 2011

I.	SUBSEQUENT EVENTS

During the time from July thru September 2012, the Company sold 430,000 shares of restricted common stock for $64,500, to four private investors at a rate of $0.15 per share.

On July 17, 2012, the Company filed an 8-K announcing its entry into a material definitive agreement with TCA Global Credit Master Fund, LP related to a $350,000 promissory note.  The Security Agreement grants to TCA a continuing, first priority security until such time as the note is repaid.

In August 2012, an outstanding convertible note payable for $53,000 was fully converted into 716,184 shares of common stock.  The interest of $2,120 for the note was converted to 34,641 shares of common stock.

On August 17, 2012, the Company issued a convertible note payable for $172,500.  The note has an annual interest rate of 8% which accrues monthly and matures on August 17, 2013. The note is convertible into shares of common stock at $.15 per share.

On September 6, 2012, the Company issued a convertible note payable for $32,500.  The note has an annual interest rate of 8% which accrues monthly and matures on May 5, 2013.