Form 10-Q
period 2012-09-30
Puramed Bioscience Inc.
filed 2012-11-14
CIK 1409565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2012

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

There were 28,093,312 shares of Common Stock outstanding as of November 14, 2012.

PART I – FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

PURAMED BIOSCIENCE, INC.
Condensed Balance Sheets

	September 30,	June 30,
	2012	2012
	(unaudited)
ASSETS

Current Assets
Cash	$33,484	$562
Accounts Receivable	265	3,370
Inventory	205,659	168,631
Prepaid Expenses	28,732	36,856
Total Current Assets	268,140	209,419

Property and Equipment
Computer Software	2,483	2,483
Computer Hardware	5,338	5,338
Equipment	2,136	2,136
Accumulated Depreciation	(3,377)	(2,805)
Net Property and Equipment	6,580	7,152

Other Assets
PuraMed Bioscience Products, net of accumulated
amortization of $262,414 and $250,413, respectively	73,618	85,619
Trademarks, net of amortization of $1,544 and $1,139, respectively	14,593	14,998
Patent	84,341	83,277
Total Other Assets	172,552	183,894

Total Assets	$447,272	$400,465

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$347,779	$359,785
Accrued Wages - Officers	182,928	155,628
Accrued Expenses	20,173	25,555
Short-term Convertible Note, net of discount	320,627	43,941
Convertible Bond Payable, net of discount	483,676	449,510
Derivative Liability - Warrants	112,540	229,461
Derivative Liability - Convertible Debt	526,021	202,844
Total Current Liabilities	1,993,744	1,466,724

Total Liabilities	1,993,744	1,466,724

Commitments and Contingencies

Stockholders' Deficit
Undesignated shares, 5,000,000 shares authorized, none issued
Common Stock, $.001 par value, 45,000,000 shares
authorized, 25,693,312 shares and 24,033,320 shares issued
and outstanding, respectively	25,693	24,033
Additional Paid in Capital	4,995,127	4,696,336
Deficit Accumulated	(6,567,292)	(5,786,628)

Total Stockholders' Deficit	(1,546,472)	(1,066,259)

Total Liabilities and Stockholders' Deficit	$447,272	$400,465

See accompanying notes to condensed financial statements.

PURAMED BIOSCIENCE, INC.
Unaudited Condensed Statements of Operations

	Three Months Ended
	September 30, 2012	September 30, 2011 (restated)
Net Revenues	$27,534	$5,256

Cost of Sales	13,043	3,216

Gross Profit	14,491	2,040

Operating Expenses
Selling, General and Administrative Expenses	55,551	23,298
Amortization and Depreciation Expense	12,976	12,719
Professional Fees	160,329	33,842
Marketing and Advertising Expense	247,511	103,702
Research and Development	14,600	2,130
Salaries	7,260	18,268
Officer's Salaries	77,358	48,000

Total Operating Expenses	575,585	241,959

Loss from Operations	(561,094)	(239,919)

Other Expense
Interest Expense	149,333	117,045
Loss on Derivative Liability	70,237	69,215

Other Expense	219,570	186,260

Net Loss	$(780,664)	$(426,179)

Loss per Common Share - Basic and Diluted	$(0.03)	$(0.02)

Weighted Average Common Shares Outstanding - Basic and Diluted	24,886,866	19,827,469

See accompanying notes to condensed financial statements.

PURAMED BIOSCIENCE, INC.
Unaudited Condensed Statements of Cash Flows

	Three Months Ended
	September 30, 2012	September 30, 2011 (Restated)

Cash flows from operating activities
Net loss	$(780,664)	$(426,179)

Changes in non cash working capital items:
Stock issued for services	14,375	7,500
Depreciation	572	584
Amortization	12,406	12,134
Accretion on discount on convertible bond	34,166	34,167
Accretion on discount on convertible notes	80,311	69,944
Day-one loss on derivative liability	145,716	-
Loss on derivative liability	(75,479)	69,215
Changes in Operating assets and liabilities:
Accounts receivable	3,105	61
Inventory	(37,028)	(20,962)
Prepaid expenses	8,124	(15,407)
Accounts payable	(12,006)	64,418
Accrued wages - Officers	27,300	19,017
Accrued expenses	(3,262)	3,863

Net cash used for operating activities	(582,364)	(181,645)

Cash flows from investing activities
Patent acquisition costs	(1,064)	(2,570)

Cash flows from financing activities
Proceeds from notes	555,000	50,000
Proceeds from sale of stock and warrants,
net of issuance costs	61,350	95,000

Net cash provided by financing activities	616,350	145,000

Net increase (decrease) in cash	32,922	(39,215)

Cash at beginning of the period	562	93,879

Cash at end of the period	$33,484	$54,664

Supplemental disclosures of noncash investing and financing activities and other cash flow information:
Short-term debt converted to common stock	$55,120	$78,000
Retirement of derivative liability - convertible debt	68,981	-
Issuance of derivative liability - convertible debt	205,000	-
Interest paid with cash	32,068	10,250

See accompanying notes to condensed financial statements.

PURAMED BIOSCIENCE, INC.
Notes to Condensed Unaudited Financial Statements

A.  Basis of Presentation

The condensed balance sheets as of September 30, 2012 and June 30, 2012, the condensed statements of operations for the three month periods ended September 30, 2012 and 2011 and the condensed statements of cash flows for the three month periods ended September 30, 2012 and 2011 have been prepared by PuraMed BioScience, Inc. (the "Company") without audit.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2012 and the results of operations and cash flows for the three month periods ended September 30, 2012 and 2011 presented herein have been made.

The Company has restated the September 30, 2011 financial statements in order to bifurcate the convertible debt agreements issued to Asher Enterprises, Inc.  The adjustments are detailed in the June 30, 2012 Form 10-K, issued on October 12, 2012.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with the United States generally accepted accounting principles have been condensed or omitted.  These financial statements should be read in conjunction with the Company's financial statements and notes thereto for the fiscal year ended June 30, 2012 included in the Annual Report on Form 10-K of the Company filed with the SEC on October 12, 2012.

B.  Going Concern

As of September 30, 2012, the Company had negative working capital and minimal funds needed to accomplish its planned business strategy or support its projected expenses. The Company plans to obtain the needed working capital primarily through sales of its common stock, which there is no assurance it will be able to accomplish. If the Company cannot obtain substantial working capital through common stock sales or other sources (if any), it will be forced to curtail its planned business operations. If the Company is unable to obtain additional financing, its ability to continue as a going concern is doubtful.

C.  Accounting Policies

Loss per common share – Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted loss per common share assumes the exercise of stock options and warrants using the treasury stock method, if dilutive. Potentially dilutive shares were not included in the calculation of diluted shares, as their effect would have been antidilutive.

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

PURAMED BIOSCIENCE, INC.
Notes to Condensed Unaudited Financial Statements

C.  Accounting Policies (continued)

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosure each quarter. Assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and June 30, 2012 are summarized as follows:

	Fair Value as of September 30, 2012
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liability - Warrants	$-	$-	$112,540	$112,540
Derivative Liability – Convertible Debt	-	-	526,021	526,021
Total	$-	$-	$638,561	$638,561

	Fair Value as of June 30, 2012
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liability - Warrants	$-	$-	$229,461	$229,461
Derivative Liability – Convertible Debt	-	-	202,844	202,844
Total	$-	$-	$432,305	$432,305

Recently Enacted Accounting Standards

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards (ASC) Update No. 2012-04 – Technical Corrections and Improvements.  In August 2012, FASB issued ASC Update No. 2012-03 – Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22.  In July 2012, FASB issued Update No. 2012-02 – Intangibles – Goodwill and Other (Topic 350), testing Indefinite-Lived Intangible Assets for Impairment.

The Company has considered these and other recent accounting pronouncements of which the Company is aware, and the Company believes their adoption has not had, and will not have, any material impact on our financial position or results of operations.

D.  Inventory

Inventory consists of raw materials and finished goods.  Raw materials are the components, including boxes, inserts, liquid medicine and packaging materials that have not been combined into the final product, ready for sale.  Finished goods are the final product, available for sale.  The raw materials inventory will be assembled and placed in finished goods inventory when that amount is significantly reduced. Due to the lack of degradation of the material, no adjustment for obsolescence is necessary.  The following is inventory as of September 30, 2012 and June 30, 2012:

	September 30, 2012	June 30, 2012
Raw Materials	$30,975	$60,162
Finished Goods	174,684	108,469
Total Inventory	$205,659	$168,631

E.  Notes Payable Transactions

During the fiscal quarter ended September 30, 2012, the Company entered into a material definitive agreement with TCA Global Credit Master Fund, LP, with a promissory note in the amount of $350,000.  Interest is due and payable each month at a rate of 12%.  The note has a cross default clause and has a continuing, first priority security until such time as the note is repaid. This note is convertible (at 95% of the market value of the Company's common stock) only upon default. No derivative has been recorded because the value is nominal.

PURAMED BIOSCIENCE, INC.
Notes to Condensed Unaudited Financial Statements

E.  Notes Payable Transactions (continued)

On July 11 2012, the Company finalized a committed equity facility with TCA Global Credit Master Fund, LP, a Cayman Islands limited partnership (“TCA”), whereby the parties entered into (i) a committed equity facility agreement and (ii) a registration rights agreement.  Pursuant to the terms of the Equity Agreement, for a period of twenty-four (24) months commencing on the date of effectiveness of the Registration Statement (as defined below), TCA committed to purchase up to $2,000,000 of the Company’s common stock, par value $0.001 per share (the “Shares”), pursuant to Advances (as defined below), covering the Registrable Securities (as defined below). The purchase price of the Shares under the Equity Agreement is equal to ninety-five percent (95%) of the lowest daily volume weighted average price of PuraMed BioScience’s common stock during the five (5) consecutive trading days after the Company delivers to TCA an Advance Notice in writing requiring TCA to advance funds to PuraMed BioScience, subject to the terms of the Equity Agreement. The Registrable Securities include (i) the Shares; and (ii) any securities issued or issuable with respect to the Shares by way of exchange, stock dividend or stock split or in connection with a combination of shares, recapitalization, merger, consolidation or other reorganization or otherwise. As further consideration for TCA entering into and structuring the Equity Facility, PuraMed BioScience paid to TCA a fee by issuing to TCA shares of PuraMed BioScience’s common stock that equal a dollar amount of $115,000 (the “Facility Fee Shares”). It is the intention of the Company and TCA that the value of the Facility Fee Shares shall equal $115,000. In the event the value of the Facility Fee Shares issued to TCA does not equal $115,000 after a one year evaluation date, the Equity Agreement provides for an adjustment provision allowing for necessary action (either the issuance of additional shares to TCA or the return of shares previously issued to TCA to PuraMed BioScience’s treasury) to adjust the number of Facility Fee Shares issued. The Company also entered into the Registration Rights Agreement with TCA. Pursuant to the terms of the Registration Rights Agreement, the Company is obligated to file a registration statement with the U.S. Securities and Exchange Commission “SEC” to cover the Registrable Securities within 45 days of closing. PuraMed BioScience must use its commercially reasonable efforts to cause the Registration Statement to be declared effective by the SEC by a date that is no later than 180 days following closing.

In connection with the issuance of 479,167 shares for the $115,000 facility fee as described above, the Company recorded said amount within debt discount as financing costs in the accompanying balance sheet as of September 30, 2012, along with the Convertible Note described below.  Because these costs were to access the Equity Facility, earned by TCA regardless of the Company drawing on the Equity Facility, and not part of a funding, they are treated akin to debt costs. The debt financing costs related to the Equity Facility will be amortized over one (1) year on a straight-line basis. The Company believes this accelerated amortization, which is less than the two year Equity Facility term, is appropriate based on substantial doubt about the Company’s ability to continue as a going concern. Amortization of the debt financing costs during the quarter ended September 30, 2012 was $14,375, and is recorded as a promotional expense.

During the fiscal quarter ended September 30, 2012, the Company issued a convertible note payable in the amount of $172,500 to Tonaquint.  The interest of 8% accrues for six months and the note matures on September 6, 2013.  The note is convertible at $0.15 per share, which is adjusted down to the price of any subsequent issuance of common stock if the issuance is less than $0.15 per share.  Warrants, convertible at $0.30 per share, were issued with this note and it has a cross default clause.  The number of shares of common stock upon exercise of the warrant is equal to $129,375 divided by 60% of the market price of the Company's common stock. The terms of the conversion option and the warrant require liability classification. The Company is required to carry these liabilities on its balance sheet at fair value and account for any unrealized change in fair value as a component of results of operations. The Company values the liabilities using a binomial option-pricing model. The following assumptions were used for the note: market price of $0.1095, exercise price of $0.15, term of one year, discount rate of 0.18%, a dividend rate of 0% and volatility of 225%.  The following assumptions were used for the warrants: market price of $0.1095, exercise price of $0.15, term of five years, discount rate of 0.18%, a dividend rate of 0% and volatility of 313%.

PURAMED BIOSCIENCE, INC.
Notes to Condensed Unaudited Financial Statements

E.  Notes Payable Transactions (continued)

During the fiscal quarter ended September 30, 2012 and the fiscal year ended June 30, 2012; the Company has issued various 8% secured convertible notes (the Asher Notes). The Company has bifurcated the convertible debt agreements according to the guidance provided by ASC 815-15-25.  The principal and accrued interest for these notes is payable nine months after issuance, or such earlier date as defined in the agreement.  The notes are convertible by the holder at any time after the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.  The notes are convertible into shares of the Company’s common stock at a price of 50% of the average of the three lowest closing bid prices of the stock during the ten trading day period ending one day prior to the date of conversion.  The holder is not entitled to convert any portion of the Asher Notes to the extent that the shares to be issued in connection therewith would cause the holder’s beneficial ownership of the Company’s common stock to exceed 4.99% of the outstanding shares of the Company’s common stock.  Because of the operation of the floating conversion price and the holder’s ability to convert as described above, the Company is unable to determine at any time that number of shares into which the Asher Notes are convertible.

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

A binomial option-pricing model was used to value the derivative liability with the following inputs:

●
Stock Price – The Stock Price was based on the closing price of the Company’s common stock on the valuation date.  The valuation date can either be the date of issuance of the convertible debt note or the last day of a reporting period (the Valuation Date).  Stock prices on Valuation Dates ranged from $0.1044 to $0.1550.

●	Variable Conversion Price – The variable conversion price was based on 50% of the average of the three lowest stock bid prices out of the last 10 trading days prior to the Valuation Date.
●	Time to Maturity – The time to maturity was determined based on the length of time between the Valuation Date and the maturity of the debt.
●
Risk Free Rate – The risk free rate was based on the US treasury note rate as of the Valuation Dates with term commensurate with the remaining term of the debt.  The risk free rates used ranged between .12% and .72%.

●	Volatility – The volatility was based on the historical volatility of the Company, using a time period to calculate volatility commensurate with the Time to Maturity.

PURAMED BIOSCIENCE, INC.
Notes to Condensed Unaudited Financial Statements

F.  Stockholders’ Deficit

Common Stock for Services

During the three months ended September 30, 2012, the Company issued a total of 479,167 common shares to TCA as financing commitment shares, valued at a total cost of $115,000, based on the common stock trading price on August 20, 2012 of $0.24 per share. The Company recorded said amount within debt discount as financing costs in the accompanying balance sheet as of September 30, 2012.

During the three months ended September 30, 2012, the Company issued a total of 34,641 common shares in payment for interest due on a convertible note.  The shares were valued at $0.0612 per share.

Equity Securities for Cash

During the quarter ended September 30, 2012, the Company sold 430,000 shares of restricted common stock for $64,500, to four private investors at a rate of $0.15 per share.

G.  Subsequent Events

On October 29, 2012 (the "Agreement  Date"), the Company entered into a Consulting Agreement (the "Agreement") with Mr. Richard Berman (the “Consultant”) whose principal place of business is in New York, NY pursuant to which, in exchange for $50,000 in cash and 2,400,000 shares of the Company’s restricted common stock has agreed to act as a Financial Consultant for the Company and lend his considerable experience and industry contacts in the areas of Investment Capital Acquisition, Investor Relations, Public Relations and Financial Strategy for a term of three years beginning on the Agreement Date.

The Company can terminate the Agreement at any time during the initial 12 months if it so chooses for any reason.  If the Company decides to terminate the Agreement during the first 12 months, the Consultant agrees to return 50% of the shares or 1,200,000 shares.  If the Company chooses to continue the Agreement for the full three-year term the Consultant will retain the 2,400,000 shares.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read and considered along with our condensed financial statements and related notes included in this Form 10-Q.  These financial statements were prepared in accordance with United States Generally Accepted Accounting Principles (U.S. GAAP).  This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ substantially from those anticipated in these forward-looking statements as a result of various factors including those set forth in the “Risk Factors” section of our Form 10-K filing for fiscal year ended June 30, 2012 filed with the SEC on October 12, 2012.

Background

PuraMed BioScience®, Inc. (“PuraMed” or the “Company”) was incorporated in Minnesota on May 9, 2006, as a wholly-owned subsidiary of Wind Energy America, Inc. (formerly “Dotronix, Inc.”) for the purpose of engaging in the business of developing and marketing non-prescription over-the-counter healthcare products to remedy various ailments.

In late 2006, PuraMed’s former parent company decided to spin off its PuraMed subsidiary and related healthcare products business.  Accordingly, on April 12, 2007, Wind Energy America, Inc. affected a spin-off of PuraMed to shareholders of Wind Energy America, Inc. on a pro rata dividend basis of one common share of PuraMed for each five common shares of Wind Energy America, Inc.  Since April 12, 2007, the effective date of the spin-off, PuraMed and Wind Energy America, Inc. have operated separately, with their respective managements, businesses, assets and capital structures being completely independent from each other.

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

The Company entered the Over-The-Counter (“OTC”) healthcare products marketplace in December 2009, by employing “direct to consumer” marketing for our migraine remedy via television commercials and print articles.   The Company is currently undergoing substantial activities to gain broad retail distribution through mainstream drug store chains, mass merchandisers, and food chains.

The Company has gained a retail presence in two of the top national chain drug stores, Walgreens and CVS.  The number of stores now stocking our LipiGesic® M migraine product is approaching 15,000 stores.  The Company is also in negotiations with several additional large retailers to stock our LipiGesic® M, migraine product.

PuraMed is now implementing our marketing campaign utilizing our successful clinical study.  The Company is executing our marketing campaign utilizing our clinical trials to overcome consumer and retailer skepticism and provide third party validation of our migraine products efficacy.  In addition, the Company has begun a second clinical study that focuses specifically on children and adolescents.  The Company’s overall marketing efforts will have a strong consumer emphasis including a social marketing campaign, medical community detailing and sampling, continuing medical education (“CME”) program for doctors and pharmacists, medical conference participation and celebrity endorsements.

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

LipiGesic® PM

LipiGesic® PM is a new class of non-prescription sleep aid without any known side effects, and contains a proprietary blend of natural ingredients including Valerian, St. John’s Wort, and Chamomile.  We believe that the proprietary blend of these ingredients provides an effective remedy for insomnia and other sleep disorders.  The non-prescription sleep aid market currently features products primarily based on antihistamines, which are designed to treat allergies.

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

Sales and Marketing

PuraMed intends to concentrate its efforts on our initial product launch of LipiGesic ® M migraine headache relief product.  After we have reached a level of sales that will sustain the product and additional product offerings we anticipate the launch of a second product.  We plan to have all of the Company’s additional product offerings follow the same three-phase process to market as LipiGesic® M:

Phase One Rollout: Direct Response. PuraMed has utilized a 60 and 120-second Direct Response Television commercial to introduce our migraine product marketed under our LipiGesic® M brand name to the American consumer.  To that end PuraMed has engaged Consumer Marketing Directives (“CMD”) as our strategic advisor.  CMD offers a broad range of campaign management services that encompasses all aspects of direct to consumer advertising.  We plan to also employ website and toll-free telephone access in conjunction with our TV direct response campaigns.  PuraMed began a nationwide direct response print campaign that started in Mid-September 2010.  PuraMed has commenced and completed our Phase One Rollout on our migraine headache remedy.

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

Phase Three Rollout: Further Retail Outlets.  After completing the phase two rollout for our migraine remedy, PuraMed plans to launch phase three which will consist of expanding the retail placement of our migraine product in an additional 21,000 targeted retail outlets including mass merchandisers such as Wal-Mart and Target, food store chains such as SuperValu, Kroger and Safeway, and additional well-known regional drugstores.

PuraMed has selected its targeted retailers according to various material criteria, including cost of entry, geography, demographics and consumer preference.

After achieving material initial distribution for PuraMed products, PuraMed plans to initiate a comprehensive and ongoing promotional campaign directed toward consumer groups it has identified from its product rollouts.  The objective of our promotional campaign is to build consumer awareness and develop a consumer-based demand for LipiGesic® M throughout the United States.  The scope of our brand building effort will span all of the following major advertising venues.

Trade Advertising – consisting of retail POS (point-of-sale) materials, coupon redemption program, in-store promotional video, trade magazines like Pharmacy Times, key primary care and medical journals, each 2012 quarterly issue of Headwise magazine that is published by the National Headache Foundation, and NACDS (National Association of Chain Drug Stores) Trade Shows.  In addition, we plan to feature LipiGesic® M in several key primary care and medical journals.

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

Special Programs – Returning Veterans – Honor Our Troops.  War veterans returning from active duty in war zone are experiencing migraines at an alarming rate.  One study indicates that soldiers were shown to have two to four times the incidence rate of migraine as compared to the general population.  In response to this the Company has been and continues to provide veterans and members of the armed forces with a free sample of LipiGesic® M.  LipiGesic® M is among the top four items requested in the America Cares Project care packages that are delivered by Honor Our Troops to US military personnel serving in Afghanistan.

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

The Company also began an active social marketing campaign utilizing Facebook and Twitter that started in the first quarter of calendar year 2012.  In addition to providing product information, this program is designed as a tool to direct consumers to retail locations and special promotions.  Total weekly reach is estimated to be more than 540,000 consumers.

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

Competition

The non-prescription healthcare market in which PuraMed is engaged is intensely competitive and PuraMed will face the same challenges as other start-up and established OTC drug companies within their respective product classes. Virtually all direct competitors to the PuraMed product line have substantially greater financial, personnel, development, marketing and other resources than those possessed by PuraMed, which places PuraMed at a definite competitive disadvantage.  Main competitors of PuraMed will have substantially larger sales volumes than PuraMed expects to realize, and also greater business diversification in most cases.

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

Employees and Facilities

As of November 14, 2012, PuraMed has four employees including its three executive officers, and an office manager.  PuraMed anticipates hiring one or more experienced marketing personnel to support the upcoming commercial launches of its initial products.

Results of Operations

Revenues

Revenues consist of wholesale and website sales of the LipiGesic® M migraine product.  The wholesale revenue has been to two of the largest chain drugstores in the United States.

Cost of Sales

Cost of sales consists of merchant fees, material, packaging and freight costs for the units sold.

Operating Expenses

Selling, general and administrative expenses consist primarily of payroll taxes, health insurance, facility rent and administrative overhead costs.

Amortization and depreciation expenses consist primarily of depreciation of assets and amortization of our LipiGesic® trademark and intellectual property received during our spin-off from our parent company in April 2007.

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

Officers’ salaries include payroll to our Chief Executive Officer, Chief Operating Officer and our Chief Financial Officer.

Other Income Expense

Other Income Expense consists of interest expense and gain/loss on derivative liability.

Comparison of Operations for Three Months Ended September 30, 2012 and 2011

Revenue

Revenue for the three months ended September 30, 2012 was $27,534 compared to $5,256 for the three months ended September 30, 2011.  The revenue increased due to increasing retail orders and distribution as our product is now placed in two drugstore chains.

Cost of Sales

Cost of sales for the three months ended September 30, 2012 was $13,043, compared to $3,216 for the three months ended September 30, 2011.  The cost of sales increased due to additional raw material costs, production and freight costs for the increasing retail orders to two drugstore chains.

Gross profit

The gross profit for the three months ended September 30, 2012 was $14,491, compared to $2,040 for the three months ended September 30, 2011.  The increase in gross profit is due to increasing retail orders to two drugstore chains.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $55,551 and $23,298 for the three months ended September 30, 2012 and 2011, respectively. The increase is primarily attributed to the cost of the product liability insurance policy required by the new retailers of our product.

Amortization and Depreciation

Amortization and depreciation expenses for the three months ended September 30, 2012 and 2011 were similar at $12,976 compared to $12,719.

Marketing and Advertising Expense

Marketing and advertising expense for the three months ended September 30, 2012 was $247,511 compared to $103,702 for the three months ended September 30, 2011.  The increase in the expenses was two-fold:  there was an increase in the marketing and advertising campaign necessary to support our products at retail drugstore chains and an increase in the expenditures to finance equity funding.

Professional Fees

Professional fees for the three months ended September 30, 2012 were $160,329 compared to $33,842 for the three months ended September 30, 2011.  The increase was attributed to additional legal and consulting fees paid to support the Company’s product entry into retail chain drugstores.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2012 were $14,600 compared to $2,130 for the three months ended September 30, 2011.  The previous period expense was higher due to the cost of the first clinical study.

Salaries

Salaries for the three months ended September 30, 2012 were $7,260 compared to $18,268 for the three months ended September 30, 2011, which is attributed to the moving of the corporate controller’s wages from salaries to officer salaries as the Controller was promoted to Chief Financial Officer for the current period.

Officers’ Salaries

Officers’ salaries for the three months ended September 30, 2012 and 2011 were $77,358 and $48,000, respectively.  The increase in salaries is attributed to the increase in salary for the Chief Executive Officer Russell Mitchell and the inclusion of the Chief Financial Officer’s salary.

Interest Expense

Interest expense for the three months ended September 30, 2012 and 2011 was $149,333 and $117,045, respectively.  The increase in the expense is attributed to the increased amount of notes used to finance the Company.

Loss on Derivative Liability

The loss on derivative liability is the difference in value using the lattice model for the warrants between the date issued and the quarter ended September 30, 2012 and 2011.  The loss on derivative liability for the three months ended September 30, 2012 and 2011 was $70,237 and $69,215, respectively.

Net Loss

Net loss for the three months ended September 30, 2012 was $780,664 compared to a loss of $426,179 for the three months ended September 30, 2011.  The increase in the loss for 2012 was due to the cost associated with new distribution costs related to two of the nation’s largest retail drugstore chains which accounted for an increase in advertising, liability insurance and legal expenses to support that distribution.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2012, the Company had cash of $33,484 and negative working capital of $1,725,604.

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

The Successful Outcome of the Clinical Trial – The outcome of our clinical study coupled with the publication of the manuscript in the peer reviewed-medical journal “Headache, The Journal of Head and Face Pain” has proved to be very successful.  It has and is expected to continue to provide us with numerous marketing and promotion opportunities that could significantly help with the retail launch of our LipiGesic® M migraine product.  PuraMed is in the process of executing a detailed marketing plan that focuses on the medical community since the successful outcome of our clinical study trial supports such actions.  Medical marketing efforts geared toward doctors, physician’s assistants, pharmacists, etc. is expected to be very lucrative as a component in our overall marketing strategy.  Our second clinical study that focuses specifically on children and adolescents is currently in process.  There are an estimated 5 million migraine sufferers that find themselves in this demographic in the United States.  Children and adolescents that suffer with migraines have limited treatment options as many of the traditional prescription remedies have adverse side effects and are not recommended for use with children and adolescents.  A successful outcome of this clinical trial will provide an opportunity to treat children and adolescents.

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
$3,000,000

Critical Accounting Policies

The discussion in this Plan of Operation should be considered in conjunction with our audited financial statements and related notes included in the Company’s June 30, 2012 Form 10-K. These financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP).

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

Impairment – Whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, we conduct an impairment analysis of any material intangible assets owned by us. If the results of any such impairment analysis indicate our recorded values for any such assets have declined materially, we will adjust our recorded asset valuations in all of our financial statements to reflect any such decline in value.  The Company believes that no impairment exists at September 30, 2012.

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

Derivative financial instruments – warrants – In accordance with guidance in Accounting Standards Codification (ASC) 815-40-25-1 and ASC 815-40-25-8, the Company has determined the warrants issued during 2011 have net cash settlement provisions that require classification as derivative liabilities rather than permanent equity. In accordance with such accounting rules, derivative instruments are recorded at fair value and marked-to-market each period until they are exercised or expire, with any change in the fair value charged or credited to income each period. Because these warrants do not trade in an active securities market, their fair value was estimated using a binomial option-pricing model.

Derivative financial instruments – conversion options – In accordance with guidance in ASC 815-15, the Company has determined the conversion options of the short-term convertible notes require classification as derivative liabilities. In accordance with such accounting rules, derivative instruments are recorded at fair value and marked-to-market each period until they are exercised or expire, with any change in the fair value charged or credited to income each period. Their fair value was estimated using a binomial option-pricing model.

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

Pursuant to rules adopted by the SEC as directed by Section 302 of the Sarbanes-Oxley Act of 2002, the Company’s management, with the participation of the CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) ) as of September 30, 2012. Based on that evaluation, the Company’s CEO concluded that, as of that date, the Company’s disclosure controls and procedures required by paragraph (b) of the Exchange Act Rules 13a-15d-15, were not effective.  Management’s assessment identified the following material weaknesses:

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

Notwithstanding the existence of these material weaknesses in our internal control over financial reporting, our management believes that the financial statements included in its report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.

The Company also disclosed these weaknesses in our Form 10-K filed on October 12, 2012.  We will continue our assessment on a quarterly basis.  We believe these issues can be solved with additional continuing education and personnel, and plan to do so as soon as we have funds available for this.

PART II.  OTHER INFORMATION

ITEM 1 AND 1A.  LEGAL PROCEEDINGS AND RISK FACTORS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During July through September 30, 2012, the Company, through private transactions, offered and sold 430,000 shares of common stock to four individual investors for a total of $61,350 net of offering expenses.  Sale of these common shares was deemed exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.  No advertising or general solicitation was involved and these shares were offered only to the individual purchasers who are accredited investors.  Moreover, the stock certificates for these shares are legended to prevent further transfer, resale or other disposition unless registered under applicable securities laws or exempt from such registration.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

See Exhibit Index below
Exhibit Index
Quarterly report on Form 10-Q
For the quarter ended September 30, 2012

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

PURAMED BIOSCIENCE, INC.

Date: November 14, 2012	By:	/s/ Russell W. Mitchell
Russell W. Mitchell
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2012	By:	/s/ Sue Baacke
Sue Baacke
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Russell W. Mitchell	Chief Executive Officer (Principal Executive	November 14, 2012
Russell W. Mitchell	Officer), Director

/s/ Sue Baacke	Chief Financial Officer (Principal Financial	November 14, 2012
Sue Baacke	Officer, Principal Accounting Officer)

/s/ James W. Higgins	Chief Operating Officer, Director	November 14, 2012
James W. Higgins

/s/ Charles Phillips	Director	November 14, 2012
Charles Phillips