Form 10-Q
period 2012-12-31
Puramed Bioscience Inc.
filed 2013-02-14
CIK 1409565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED DECEMBER 31, 2012

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

There were 31,933,153 shares of Common Stock outstanding as of February 14, 2013.

PART I – FINANCIAL INFORMATION

ITEM 1.  UNAUDITED CONDENSED FINANCIAL STATEMENTS

PURAMED BIOSCIENCE, INC.
Condensed Balance Sheets

	December 31,	June 30,
	2012	2012
	(unaudited)
ASSETS

Current Assets
Cash	$4,007	$562
Accounts Receivable	-	3,370
Inventory	202,337	168,631
Prepaid Expenses	139,457	36,856
Total Current Assets	345,801	209,419

Property and Equipment
Computer Software	2,483	2,483
Computer Hardware	5,338	5,338
Equipment	2,136	2,136
Accumulated Depreciation	(3,948)	(2,805)
Net Property and Equipment	6,009	7,152

Other Assets
PuraMed Bioscience Products, net of accumulated
amortization of $274,414 and $250,413, respectively	61,617	85,619
Trademarks, net of amortization of $1,946 and $1,139, respectively	14,190	14,998
Patent	88,767	83,277
Total Other Assets	164,574	183,894

Total Assets	$516,384	$400,465

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$443,891	$359,785
Accrued Wages - Officers	274,348	155,628
Accrued Expenses	149,504	25,555
Short-term Convertible Note, net of discount	450,854	43,941
Convertible Bond Payable, net of discount	500,000	449,510
Derivative Liability - Warrants	25,056	229,461
Derivative Liability - Convertible Debt	287,210	202,844
Total Current Liabilities	2,130,863	1,466,724

Total Liabilities	2,130,863	1,466,724

Commitments and Contingencies

Stockholders' Deficit
Undesignated shares, 5,000,000 shares authorized, none issued
Common Stock, $.001 par value, 45,000,000 shares
authorized, 31,933,153 shares and 24,033,320 shares issued
and outstanding, respectively	31,933	24,033
Additional Paid in Capital	5,240,240	4,696,336
Accumulated Deficit	(6,886,652)	(5,786,628)

Total Stockholders' Deficit	(1,614,479)	(1,066,259)

Total Liabilities and Stockholders' Deficit	$516,384	$400,465

See accompanying notes to unaudited condensed financial statements.

PURAMED BIOSCIENCE, INC.
Unaudited Condensed Statements of Operations

	Three Months Ended		Six Months Ended
	December 31, 2012	December 31, 2011 (restated)	December 31, 2012	December 31, 2011 (restated)

Net Revenues	$-	$608,676	$27,534	$613,931

Cost of Sales	15,024	118,095	28,067	121,311

Gross Profit/(Loss)	(15,024)	490,581	(533)	492,620

Operating Expenses
Selling, General and Administrative Expenses	50,557	43,287	106,108	66,584
Amortization and Depreciation Expense	12,975	12,775	25,951	25,494
Professional Fees	110,165	125,146	270,494	158,988
Marketing and Advertising Expense	68,827	164,945	316,338	268,647
Research and Development	56	117	14,656	2,247
Salaries	7,040	18,535	14,300	36,803
Officer's Salaries	90,462	108,000	167,820	156,000

Total Operating Expenses	340,082	472,805	915,667	714,763

Income/(Loss) from Operations	(355,106)	17,776	(916,200)	(222,143)

Other Income/(Expense)
Interest Expense	(146,316)	(120,829)	(295,649)	(237,874)
Loss on Disposal of Assets	-	(302)	-	(302)
Gain on Derivative Liability	182,062	167,310	111,825	98,095

Other Income/(Expense)	35,746	46,179	(183,824)	(140,081)

Net Income/(Loss)	$(319,360)	$63,955	$(1,100,024)	$(362,224)

Income/(Loss) per Common Share - Basic
and Diluted	$(0.01)	$0.00	$(0.04)	$(0.02)

Weighted Average Common Shares
Outstanding - Basic and Diluted	27,552,057	21,182,732	26,219,462	20,505,100

See accompanying notes to unaudited condensed financial statements.

PURAMED BIOSCIENCE, INC.
Unaudited Condensed Statements of Cash Flows

	Six Months Ended
	December 31, 2012	December 31, 2011(Restated)

Cash flows from operating activities
Net loss	$(1,100,024)	$(362,224)

Changes in non cash working capital items:
Stock issued for services	-	48,883
Depreciation	1,143	1,160
Amortization	24,810	24,334
Warrants issued for services	-	120,000
Accretion on discount on convertible bond	50,490	68,333
Accretion on discount on convertible notes	227,913	143,708
Day-one loss on derivative liability	145,716	-
Loss on derivative liability	(257,541)	(98,095)
Loss on disposal of assets	-	302
Changes in Operating assets and liabilities:
Accounts receivable	3,370	316
Inventory	(33,706)	(33,160)
Prepaid expenses	(102,601)	(38,441)
Accounts payable	84,106	10,378
Accrued wages - officers	118,720	19,017
Accrued expenses	130,189	(5,631)

Net cash used for operating activities	(707,415)	(101,120)

Cash flows from investing activities
Patent acquisition costs	(5,490)	(15,056)
Property and equipment acquisition costs	-	(927)
Trademark acquisition costs	-	(593)

Net cash used for investing activities	(5,490)	(16,576)

Cash flows from financing activities
Proceeds from notes	655,000	125,000
Proceeds from sale of stock and warrants,
net of issuance costs	61,350	154,500

Net cash provided by financing activities	716,350	279,500

Net increase in cash	3,445	161,804

Cash at beginning of the period	562	93,879

Cash at end of the period	$4,007	$255,683

Supplemental disclosures of noncash investing and financing activities and other cash flow information:
Short-term debt and accrued interest converted to
common stock	$162,240	$187,200
Retirement of derivative liability - convertible debt	213,214	-
Issuance of derivative liability - convertible debt	205,000	-
Issuance of common stock for debt discount	115,000	-
Interest paid with cash	50,717	20,571

See accompanying notes to unaudited condensed financial statements.

PURAMED BIOSCIENCE, INC.
Notes to Condensed Unaudited Financial Statements

A.  Basis of Presentation

The condensed balance sheets as of December 31, 2012 and June 30, 2012, the condensed statements of operations for the three and six month periods ended December 31, 2012 and 2011 and the condensed statements of cash flows for the six month periods ended December 31, 2012 and 2011 have been prepared by PuraMed BioScience, Inc. (the "Company") without audit.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of December 31, 2012 and the results of operations and cash flows for the six month periods ended December 31, 2012 and 2011 presented herein have been made.

The Company has restated the December 31, 2011 financial statements in order to bifurcate the convertible debt agreements issued to Asher Enterprises, Inc.  The adjustments are detailed in our Annual Report on Form 10-K for the year ended June 30, 2012, filed with the SEC on October 12, 2012.

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

B.  Going Concern

As of December 31, 2012, the Company had negative working capital and minimal funds needed to accomplish its planned business strategy or support its projected expenses. The Company plans to obtain the needed working capital primarily through sales of its common stock, which there is no assurance it will be able to accomplish. If the Company cannot obtain substantial working capital through common stock sales or other sources (if any), it will be forced to curtail its planned business operations. If the Company is unable to obtain additional financing, its ability to continue as a going concern is doubtful.

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

PURAMED BIOSCIENCE, INC.
Notes to Condensed Unaudited Financial Statements

C.  Accounting Policies (continued)

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosure each quarter. Assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and June 30, 2012 are summarized as follows:

	Fair Value as of December 31, 2012
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liability - Warrants	$-	$-	$25,056	$25,056
Derivative Liability – Convertible Debt	-	-	287,210	287,210
Total	$-	$-	$312,266	$312,266

	Fair Value as of June 30, 2012
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liability - Warrants	$-	$-	$229,461	$229,461
Derivative Liability – Convertible Debt	-	-	202,844	202,844
Total	$-	$-	$432,305	$432,305

Recently Enacted Accounting Standards

In January 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards (ASC) Update No. 2013-01 – Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.  In October 2012, FASB issued ASC Update No. 2012-04 – Technical Corrections and Improvements.  In August 2012, FASB issued ASC Update No. 2012-03 – Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22.  In July 2012, FASB issued Update No. 2012-02 – Intangibles – Goodwill and Other (Topic 350), testing Indefinite-Lived Intangible Assets for Impairment.

The Company has considered these and other recent accounting pronouncements of which the Company is aware, and the Company believes their adoption has not had, and will not have, any material impact on our financial position or results of operations.

D.  Inventory

Inventory consists of raw materials and finished goods.  Raw materials are the components, including boxes, inserts, liquid medicine and packaging materials that have not been combined into the final product, ready for sale.  Finished goods are the final product, available for sale.  The raw materials inventory will be assembled and placed in finished goods inventory when that amount is significantly reduced. Due to the lack of degradation of the material, no adjustment for obsolescence is necessary.  Inventory consisted of the following as of December 31, 2012 and June 30, 2012:

	December 31, 2012	June 30, 2012
Raw Materials	$30,838	$60,162
Finished Goods	171,499	108,469
Total Inventory	$202,337	$168,631

PURAMED BIOSCIENCE, INC.
Notes to Condensed Unaudited Financial Statements

E.  Notes Payable Transactions

During the six months ended December 31, 2012, the Company entered into a material definitive agreement with TCA Global Credit Master Fund, LP, a Cayman Islands limited partnership (“TCA”),with a promissory note in the amount of $350,000.  Interest is due and payable each month at a rate of 12%.  The note has a cross default clause and has a continuing, first priority security until such time as the note is repaid. This note is convertible only upon default. No derivative has been recorded because the value is nominal.

On July 11, 2012, the Company finalized a committed equity facility with TCA, whereby the parties entered into (i) a committed equity facility agreement and (ii) a registration rights agreement.  Pursuant to the terms of the Equity Agreement, for a period of twenty-four (24) months commencing on the date of effectiveness of the Registration Statement (as defined below), TCA committed to purchase up to $2,000,000 of the Company’s common stock, par value $0.001 per share (the “Shares”), pursuant to Advances (as defined below), covering the Registrable Securities (as defined below). The purchase price of the Shares under the Equity Agreement is equal to ninety-five percent (95%) of the lowest daily volume weighted average price of PuraMed BioScience’s common stock during the five (5) consecutive trading days after the Company delivers to TCA an Advance Notice in writing requiring TCA to advance funds to PuraMed BioScience, subject to the terms of the Equity Agreement. The Registrable Securities include (i) the Shares; and (ii) any securities issued or issuable with respect to the Shares by way of exchange, stock dividend or stock split or in connection with a combination of shares, recapitalization, merger, consolidation or other reorganization or otherwise. As further consideration for TCA entering into and structuring the Equity Facility, PuraMed BioScience paid to TCA a fee by issuing to TCA shares of PuraMed BioScience’s common stock that equal a dollar amount of $115,000 (the “Facility Fee Shares”). It is the intention of the Company and TCA that the value of the Facility Fee Shares shall equal $115,000. In the event the value of the Facility Fee Shares issued to TCA does not equal $115,000 after a one year evaluation date, the Equity Agreement provides for an adjustment provision allowing for necessary action (either the issuance of additional shares to TCA or the return of shares previously issued to TCA to PuraMed BioScience’s treasury) to adjust the number of Facility Fee Shares issued. The Company also entered into the Registration Rights Agreement with TCA. Pursuant to the terms of the Registration Rights Agreement, the Company filed a Form S-1 registration statement with the U.S. Securities and Exchange Commission “SEC” to cover the Registrable Securities in January 2013. PuraMed BioScience must use its commercially reasonable efforts to cause the Registration Statement to be declared effective by the SEC by a date that is no later than 180 days following closing.

In connection with the issuance of 479,167 shares for the $115,000 facility fee as described above, the Company recorded said amount within debt discount as financing costs in the accompanying balance sheet as of December 31, 2012, along with the convertible note described above.  Because these costs were to access the Equity Facility, earned by TCA regardless of the Company drawing on the Equity Facility, and not part of a funding, they are treated akin to debt costs. The debt financing costs related to the Equity Facility will be amortized over one (1) year on a straight-line basis. The Company believes this accelerated amortization, which is less than the two year Equity Facility term, is appropriate based on substantial doubt about the Company’s ability to continue as a going concern. Amortization of the debt financing costs during the six months ended December 31, 2012 was $43,125, and is recorded as a promotional expense.

PURAMED BIOSCIENCE, INC.
Notes to Condensed Unaudited Financial Statements

E.  Notes Payable Transactions (continued)

During the six months ended December 31, 2012, the Company issued a convertible note payable in the amount of $172,500 to Tonaquint.  The interest of 8% accrues for six months and the note matures on September 6, 2013.  The note is convertible at $0.15 per share.  Warrants, convertible at $0.30 per share, were issued with this note and it has a cross default clause.  The number of shares of common stock upon exercise of the warrant is equal to $129,375 divided by 60% of the market price of the Company’s common stock. The terms of the conversion option and the warrant require liability classification.  The Company is required to carry these liabilities on its balance sheet at fair value and account for any unrealized change in fair value as a component of results of operations. The Company values the liabilities using a binomial option-pricing model. The following assumptions were used for the note: market price of $0.0410, exercise price of $0.15, term of .75 years, discount rate of 0.11%, a dividend rate of 0% and volatility of 258%.  The following assumptions were used for the warrants as of December 31, 2012: market price of $0.0410, exercise price of $0.30, term of 4.75 years, discount rate of 0.15%, a dividend rate of 0% and volatility of 313%.

During the six months ended December 31, 2012, the Company has issued an 8% secured convertible note in the amount of $32,500 (“Asher Note”). The Company has bifurcated the convertible debt agreement according to the guidance provided by ASC 815-15-25.  The principal and accrued interest for this note is payable nine months after issuance, or such earlier date as defined in the agreement.  The note is convertible by the holder at any time after the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.  The note is convertible into shares of the Company’s common stock at a price of 50% of the average of the three lowest closing bid prices of the stock during the ten trading day period ending one day prior to the date of conversion.  The holder is not entitled to convert any portion of the Asher Note to the extent that the shares to be issued in connection therewith would cause the holder’s beneficial ownership of the Company’s common stock to exceed 4.99% of the outstanding shares of the Company’s common stock.  Because of the operation of the floating conversion price and the holder’s ability to convert as described above, the Company is unable to determine at any time that number of shares into which the Asher Note is convertible.

The holder of the Asher Note contains customary representations and warranties, customary affirmative and negative covenants, customary anti-dilution provisions, and customary events of default that accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the Asher Note.  A default on the Asher Note could lead to certain penalties, including an obligation to (a) pay all of the following, plus an additional 50% of (i) default interest, (ii) other monetary penalties, and (iii) the outstanding balance on the Asher Note.

The holder is entitled to have all shares issued upon conversion listed upon each national securities exchange or other automated quotation system, if any, upon which shares of the Company’s common stock are then listed.

The Company is required to carry the embedded derivative on its balance sheet at fair value and account for any unrealized change in fair value as a component of results of operations.  The Company values the embedded derivative using a binomial option-pricing model, using the following inputs as of December 31, 2012:  Stock price - $0.04, Variable Conversion Price - $0.02 (50% of the average of the three lowest stock bid prices out of the last 10 trading days prior to the Valuation Date, Time to Maturity – 65 days (length of time between the Valuation Date and the maturity of the debt, Risk Free Rate - .11%, Volatility – 316%.

During the six months ended December 31, 2012, the Company issued a note in the amount of $100,000, to a private individual.  The note is due six months from issuance with accrued interest at 12%.  This note is subordinated to the TCA note described above.

PURAMED BIOSCIENCE, INC.
Notes to Condensed Unaudited Financial Statements

F.  Stockholders’ Deficit

Common Stock

During the six months ended December 31, 2012, the Company issued a total of 479,167 common shares to TCA as financing commitment shares, valued at a total cost of $115,000, based on the common stock trading price on August 20, 2012 of $0.24 per share.

During the six months ended December 31, 2012, the Company issued a total of 333,061 common shares in payment for interest due on a convertible note totaling $6,240.  The shares were valued at $0.0131 -0.0612 per share.

During the six months ended December 31, 2012, the Company sold 430,000 shares of restricted common stock for $64,500, to four private investors at a rate of $0.15 per share.

G.  Subsequent Events

During January 2013, the Company entered into a note for $50,000 with a private individual.  The note calls for accrued interest of 12% and a maturity date six months from the date of the note.

On January 25, 2013, the Company filed a Form S-1 registration statement with the Security and Exchange Commission.  As part of the $350,000 material definitive agreement with TCA Global Credit Master Fund, LP (TCA), TCA committed to purchase $2 million of the Company’s common stock.  As a result, the Company filed the S-1 to register 7,000,000 shares of its common stock that will be reserved for TCA. This is pursuant to an Equity Facility Agreement between TCA and the Company, entered into on July 11, 2012.

On January 2, 2013 the United States Patent Office granted a patent allowance for the PuraMed BioScience patent application number 12/144,391 entitled “Compositions and Methods for Treating and Preventing Migrainous Headaches and Associated Symptoms”. This non-provisional patent was applied for on June 23, 2008 and will provide patent protection until June 23, 2028. The Company is amortizing the costs associated with this patent, using the straight-line method over its useful life.

The Company entered into a convertible note in the amount of $500,000 with a private individual on November 13, 2009.  This note expired on November 12, 2012.  Subsequent to December 31, a new note, in the amount of $598,233, has been entered into, with an interest rate of 8% and a maturity date of July 1, 2013.  The new note is not convertible and is the balance of the former note plus expenses of $98,233, paid by the individual on behalf of PuraMed BioScience, Inc.

On October 29, 2012, the Company entered into a consulting agreement with Richard Berman.  The contract called for Mr. Berman to receive $50,000 and 2.4 million shares of the Company’s common stock. Since the contract was executed, certain events, including Hurricane Sandy, have prevented Mr. Berman from fulfilling his contractual obligations.  As a result, the contract has been suspended until such time as a remedy or resolution can be reached. If no resolution is possible, the Company will attempt to unwind the agreement.

In January 2013, the Company issued 200,000 shares of common stock to an independent contractor in consideration for promotional services, valued at a total of $8,000 based on $0.04 per share.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and plan of operations should be read and considered along with our condensed financial statements and related notes included in this Quarterly Report on Form 10-Q.  Various statements have been made in this Quarterly Report on Form 10-Q that may constitute “forward-looking statements.” Forward-looking statements may also be made in the Company’s other reports filed with or furnished to the SEC and in other documents. In addition, from time to time, the Company, through its management, may make oral forward-looking statements. Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from such statements. The words “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely” and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update or revise any forward-looking statements.

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

Corporate Contact Data

The address of the Company in suburban Wausau, Wisconsin is 1326 Schofield Avenue, P.O. Box 677, Schofield, WI 54476; our telephone number is (715) 359-6373 and our corporate and product website addresses are www.puramedbioscience.com and www.lipigesic.com, respectively.

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

The Company sources all of our packaging needs from the box, box inserts, and 6-pack retail display trays to Proteus Packaging (http://proteuspackaging.com/about-proteus) in Franklin, WI.

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

We believe the outcome of our first clinical study was extremely favorable.  After 2 hours, 64% of migraines treated with LipiGesic® M were reduced to mild or no pain.  The study concludes that sublingual (under the tongue) feverfew/ginger appears safe and effective as a first-line abortive treatment for a population of migraineurs who frequently experience mild headache prior to the onset of moderate to severe headache.  It appears to be well tolerated and has no known contraindications with other acute migraine treatments for migraine.

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

On January 2, 2013 the United States Patent Office granted a patent allowance for the PuraMed BioScience patent application number 12/144,391 entitled “Compositions and Methods for Treating and Preventing Migrainous Headaches and Associated Symptoms”. This non-provisional patent was applied for on June 23, 2008 and will provide patent protection until June 23, 2028. We believe the granting of the patent for our lead product LipiGesic M is a major milestone achievement and adds considerable value to the intellectual property portfolio of the Company. We believe this patent allowance also gives further evidence of the Company’s ability to create and develop unique products that are useful for helping millions of people suffering from difficult medical conditions.

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

Employees and Facilities

As of February 1, 2013, PuraMed has four employees including its three executive officers, and an office manager.  PuraMed anticipates hiring one or more experienced marketing personnel to support the upcoming commercial launches of its initial products.

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

Comparison of Operations for Three Months Ended December 31, 2012 and 2011

Revenue

Revenue for the three months ended December 31, 2012 was $0 compared to $608,676 for the three months ended December 31, 2011.  The revenue decreased due to a reduction in retail orders and additional monthly retail service charges to maintain our presence on the shelves of the two national drugstore chains where we have distribution.

Cost of Sales

Cost of sales for the three months ended December 31, 2012 was $15,024, compared to $118,095 for the three months ended December 31, 2011.  The cost of sales decreased due to the reduction in orders during this quarter.

Gross profit

The gross profit for the three months ended December 31, 2012 was a negative $15,024, compared to $490,581 for the three months ended December 31, 2011.  The decrease in gross profit is due to the reduction in retail orders during this quarter.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $50,557 and $43,287 for the three months ended December 31, 2012 and 2011, respectively. The increase is primarily attributed to the increase in cost of the product liability insurance policy required by the retailers that stock our product.

Amortization and Depreciation

Amortization and depreciation expenses for the three months ended December 31, 2012 and 2011 were similar at $12,975 compared to $12,775.

Professional Fees

Professional fees for the three months ended December 31, 2012 were $110,165 compared to $125,146 for the three months ended December 31, 2011.  The decrease was attributed to the reduction in consulting fees paid to our retail brokers to support the Company’s product entry into retail chain drugstores.

Marketing and Advertising Expense

Marketing and advertising expense for the three months ended December 31, 2012 was $68,827 compared to $164,945 for the three months ended December 31, 2011.  The decrease in the expenses was two-fold:  there was a reduction in the marketing and advertising expenditures along with a reduction in the expenditures to finance equity funding.

Salaries

Salaries for the three months ended December 31, 2012 were $7,040 compared to $18,535 for the three months ended December 31, 2011, which is attributed to the moving of the corporate controller’s wages from salaries to officer salaries as the Controller was promoted to Chief Financial Officer for the current period.

Officers’ Salaries

Officers’ salaries for the three months ended December 31, 2012 and 2011 were $90,462 and $108,000, respectively.  The increase in salaries is attributed to the inclusion of warrants given to the Chief Executive Officer Russell Mitchell.

Interest Expense

Interest expense for the three months ended December 31, 2012 and 2011 was $146,316 and $120,829, respectively.  The increase in the expense is attributed to the amortization of debt discounts for notes used to finance the Company.

Gain on Derivative Liability

The gain on derivative liability for the three months ended December 31, 2012 and 2011 was $182,062 and $167,310, respectively.  The gain on derivative liability is the difference in value using the lattice model for the warrants between the date issued and the quarter ended December 31, 2012 and 2011.

Net Loss

Net loss for the three months ended December 31, 2012 was $319,360 compared to net income of $63,955 for the three months ended December 31, 2011.  The increase in the loss for 2012 was due to decreased sales, and the cost associated with new distribution related to two of the nation’s largest retail drugstore chains which accounted for an increase in advertising, liability insurance and legal expenses to support that distribution.

Comparison of Operations for Six Months Ended December 31, 2012 and 2011

Revenue

Revenue for the six months ended December 31, 2012 was $27,534 compared to $613,931 for the six months ended December 31, 2011.  The revenue decreased due to a reduction in retail orders and additional retail service charges to maintain our presence on the shelves of the two national drugstore chains where we have distribution.

Cost of Sales

Cost of sales for the six months ended December 31, 2012 was $28,067, compared to $121,311 for the six months ended December 31, 2011.  The cost of sales decreased due to raw material costs, production and freight costs for the reduction in retail orders to two drugstore chains.

Gross profit

The gross profit for the six months ended December 31, 2012 was a negative $533, compared to $492,620 for the six months ended December 31, 2011.  The decrease in gross profit is due to decreasing retail orders and additional retail service charges to maintain our presence on the shelves of two drugstore chains.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $106,108 and $66,584 for the six months ended December 31, 2012 and 2011, respectively. The increase is primarily attributed to the increase in cost of the product liability insurance policy required by the new retailers of our product.

Amortization and Depreciation

Amortization and depreciation expenses for the six months ended December 31, 2012 and 2011 were similar at $25,951 compared to $25,494.

Professional Fees

Professional fees for the six months ended December 31, 2012 were $270,494 compared to $158,988 for the six months ended December 31, 2011.  The increase was attributed to additional legal and consulting fees paid to support the Company’s product entry into retail chain drugstores.

Marketing and Advertising Expense

Marketing and advertising expense for the six months ended December 31, 2012 was $316,338 compared to $268,647 for the six months ended December 31, 2011.  The increase in the expenses was two-fold:  there was an increase in the marketing and advertising campaign necessary to support our products at the two national drugstore chains where we have distribution and an increase in the expenditures to finance equity funding.  These increases occurred primarily during the first three months of our fiscal year.

Research and Development Expenses

Research and development expenses for the six months ended December 31, 2012 were $14,656 compared to $2,247 for the six months ended December 31, 2011.  The current expense is higher due to the cost of the second clinical study.

Salaries

Salaries for the six months ended December 31, 2012 were $14,300 compared to $36,803 for the six months ended December 31, 2011, which is attributed to the moving of the corporate controller’s wages from salaries to officer salaries as the Controller was promoted to Chief Financial Officer for the current period.

Officers’ Salaries

Officers’ salaries for the six months ended December 31, 2012 and 2011 were $167,820 and $156,000, respectively.  The increase in salaries is attributed to the increase in salary for the Chief Executive Officer Russell Mitchell and the inclusion of the Chief Financial Officer’s salary.

Interest Expense

Interest expense for the six months ended December 31, 2012 and 2011 was $295,649 and $237,874, respectively.  The increase in the expense is attributed to the amortization of debt discounts for notes used to finance the Company.

Gain on Derivative Liability

The gain on derivative liability is the difference in value using the lattice model for the warrants between the date issued and the six months ended December 31, 2012 and 2011.  The gain on derivative liability for the six months ended December 31, 2012 and 2011 was $111,825 and $98,095, respectively.

Net Loss

Net loss for the six months ended December 31, 2012 was $1,100,024 compared to a net loss of $362,224 for the six months ended December 31, 2011.  The increase in the loss for 2012 was due to decreased sales and the cost associated with new distribution costs related to two of the nation’s largest retail drugstore chains which accounted for an increase in advertising, liability insurance and legal expenses to support that distribution.

Financial Condition, Liquidity and Capital Resources

As of December 31, 2012, the Company had cash of $4,007 and negative working capital of $1,785,062.

As in the past, we intend to raise the funds needed to implement our plan of operation through both private sales of debt and equity securities. We believe revenue received from the successful roll-out of our product at national retail drug stores will now play an increased role in our capital needs.  There is no assurance, however, that we will be successful in obtaining adequate levels of revenue or in raising the necessary capital to implement our business plan, either through debt or equity sources.

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

Commercialize PuraMed Products – PuraMed’s primary focus for the remainder of calendar year 2013 will be to gain distribution with one or more additional national chain drug stores.  In addition, the Company will be implementing a marketing campaign utilizing its successful clinical study.  The Company has begun the execution of our marketing campaign utilizing our Clinical Trials to overcome consumer and retailer skepticism and provide third party validation of our migraine products efficacy.  The Company’s marketing efforts will have a strong consumer emphasis including a Social Marketing campaign, medial community detailing and sampling, Continuing Medical Education (CME) program for doctors and pharmacists, Medical conference participation and Celebrity endorsements.   In addition our website and eCommerce efforts will be enhanced to optimize our internet sales as a result of our new marketing campaign.  PuraMed also has plans to test direct response radio advertising and upgrade its Social Marketing efforts that include Facebook, Twitter, and YouTube.

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
$3,000,000

Critical Accounting Policies

The discussion in this Plan of Operation should be considered in conjunction with our audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended June 30, 2013, filed with the SEC on October 12, 2012. These financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP).

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

Impairment – Whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, we conduct an impairment analysis of any material intangible assets owned by us. If the results of any such impairment analysis indicate our recorded values for any such assets have declined materially, we will adjust our recorded asset valuations in all of our financial statements to reflect any such decline in value.  The Company believes that no impairment exists at December 31, 2012.

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

Derivative financial instruments – conversion options – In accordance with guidance in ASC 815-15, the Company has determined the conversion options of certain short-term convertible notes require classification as derivative liabilities. In accordance with such accounting rules, derivative instruments are recorded at fair value and marked-to-market each period until they are exercised or expire, with any change in the fair value charged or credited to income each period. Their fair value was estimated using a binomial option-pricing model.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and we do not engage in any hedging activities.

ITEM 4.CONTROLS AND PROCEDURES

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

Pursuant to rules adopted by the SEC as directed by Section 302 of the Sarbanes-Oxley Act of 2002, the Company’s management, with the participation of the CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) ) as of December 31, 2012. Based on that evaluation, the Company’s CEO concluded that, as of that date, the Company’s disclosure controls and procedures required by paragraph (b) of the Exchange Act Rules 13a-15d-15, were not effective.  Management’s assessment identified the following material weaknesses:

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

The Company also disclosed these weaknesses in our Annual Report on Form 10-K for the year ended June 30, 2012, filed with the SEC on October 12, 2012.  We will continue our assessment on a quarterly basis.  We believe these issues can be solved with additional continuing education and personnel, and plan to do so as soon as we have funds available for this.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS AND RISK FACTORS

There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of the Company or any of our subsidiaries, threatened against or affecting the Company, our common stock, any of our subsidiaries or of the Company’s or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 1A.  RISK FACTORS

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2012, filed with the SEC on October 12, 2012.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During July through December 31, 2012, the Company, through private transactions, offered and sold 430,000 shares of common stock to four individual investors for a total of $61,350 net of offering expenses.  Sale of these common shares was deemed exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.  No advertising or general solicitation was involved and these shares were offered only to the individual purchasers who are accredited investors.  Moreover, the stock certificates for these shares are legended to prevent further transfer, resale or other disposition unless registered under applicable securities laws or exempt from such registration.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the quarter ended December 31, 2012.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.   OTHER INFORMATION

There is no other information required to be disclosed under this item which was not previously disclosed.

ITEM 6.  EXHIBITS

See Exhibit Index below
Exhibit Index
Quarterly report on Form 10-Q
For the quarter ended December 31, 2012

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
___________
*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURAMED BIOSCIENCE, INC.

Date: February 14, 2013	By:	/s/ Russell W. Mitchell
Russell W. Mitchell Chief Executive Officer (Principal Executive Officer)

Date: February 14, 2013		/s/ Sue A. Baacke
Sue A. Baacke
Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Russell W. Mitchell	Chief Executive Officer (Principal Executive	February 14, 2013
Russell W. Mitchell	Officer), Director

/s/ Sue A. Baacke	Chief Financial Officer (Principal Financial	February 14, 2013
Sue A. Baacke	Officer, Principal Accounting Officer)

/s/ James W. Higgins	Chief Operating Officer, Director	February 14, 2013
James W. Higgins

/s/ Charles Phillips	Director	February 14, 2013
Charles Phillips