Form 10-Q
period 2013-03-31
Puramed Bioscience Inc.
filed 2013-05-15
CIK 1409565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2013

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

There were 37,987,165 shares of Common Stock outstanding as of May 14, 2013.

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED FINANCIAL STATEMENTS

PURAMED BIOSCIENCE, INC.
Unaudited Condensed Balance Sheets

	March 31,	June 30,
	2013	2012
ASSETS
Current Assets
Cash	$6,364	$562
Accounts Receivable	271	3,370
Inventory	200,322	168,631
Prepaid Expenses	118,016	36,856
Total Current Assets	324,973	209,419

Property and Equipment
Computer Software	2,483	2,483
Computer Hardware	5,338	5,338
Equipment	2,136	2,136
Accumulated Depreciation	(4,519)	(2,805)
Net Property and Equipment	5,438	7,152

Other Assets
PuraMed Bioscience Products, net of accumulated
amortization of $286,417 and $250,413, respectively	49,615	85,619
Trademarks, net of amortization of $2,350 and $1,139, respectively	13,787	14,998
Patent, net of amortization of $1,464 and $0, respectively	89,300	83,277
Total Other Assets	152,702	183,894

Total Assets	$483,113	$400,465

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$411,857	$359,785
Accrued Wages - Officers	351,856	155,628
Accrued Expenses	161,374	25,555
Short-term Convertible Note, net of discount	396,225	43,941
Convertible Bond Payable, net of discount	-	449,510
Short-term Debt	888,233	-
Derivative Liability - Warrants	33,202	229,461
Derivative Liability - Convertible Debt	246,276	202,844
Total Current Liabilities	2,489,023	1,466,724

Total Liabilities	2,489,023	1,466,724

Commitments and Contingencies

Stockholders' Deficit
Common Stock, $.001 par value, 50,000,000 shares
authorized, 35,397,877 shares and 24,033,320 shares issued
and outstanding, respectively	35,398	24,033
Additional Paid in Capital	5,387,094	4,696,336
Accumulated Deficit	(7,428,402)	(5,786,628)

Total Stockholders' Deficit	(2,005,910)	(1,066,259)

Total Liabilities and Stockholders' Deficit	$483,113	$400,465

See accompanying notes to unaudited condensed financial statements.

PURAMED BIOSCIENCE, INC.
Unaudited Condensed Statements of Operations

	Three Months Ended		Nine Months Ended
	March 31, 2013	March 31, 2012 (restated)	March 31, 2013	March 31, 2012 (restated)

Net Revenues	$-	$143,883	$27,534	$757,815

Cost of Sales	5,218	49,727	33,285	171,039

Gross Profit/(Loss)	(5,218)	94,156	(5,751)	586,776

Operating Expenses
Selling, General and Administrative Expenses	83,764	53,457	189,872	120,041
Amortization and Depreciation Expense	14,441	12,976	40,392	38,470
Professional Fees	102,830	267,296	373,324	535,943
Marketing and Advertising Expense	59,358	215,597	375,696	374,584
Research and Development	60,400	15,162	75,056	17,409
Salaries	6,688	11,389	20,988	48,192
Officers' Salaries	77,539	150,384	245,359	306,384

Total Operating Expenses	405,020	726,261	1,320,687	1,441,023

Income/(Loss) from Operations	(410,238)	(632,105)	(1,326,438)	(854,247)

Other Income/(Expense)
Interest Expense	(115,454)	(108,065)	(411,104)	(347,939)
Loss on Disposal of Assets	-	-	-	(302)
Gain/(Loss) on Derivative Liability	(16,057)	56,306	95,768	154,401

Other Income/(Expense)	(131,511)	(51,759)	(315,336)	(193,840)

Net Income/(Loss)	$(541,749)	$(683,864)	$(1,641,774)	$(1,048,087)

Income/(Loss) per Common Share - Basic and Diluted	$(0.02)	$(0.03)	$(0.06)	$(0.05)

Weighted Average Common Shares Outstanding - Basic and Diluted	33,135,246	21,864,843	28,491,070	20,955,052

See accompanying notes to unaudited condensed financial statements.

PURAMED BIOSCIENCE, INC.
Unaudited Condensed Statements of Cash Flows

	Nine Months Ended
	March 31, 2013	March 31, 2012 (Restated)

Cash flows from operating activities
Net loss	$(1,641,774)	$(1,048,087)

Changes in non cash working capital items:
Stock issued for services	76,000	139,720
Depreciation	1,714	1,731
Amortization	38,679	36,738
Warrants on convertible bonds	-	322,500
Accretion on discount on convertible bond	50,490	102,500
Accretion on discount on convertible notes	325,302	206,338
Day-one loss on derivative liability	145,716	-
Gain on derivative liability	(241,484)	(154,401)
Loss on disposal of assets	-	302
Changes in Operating assets and liabilities:
Accounts receivable	3,099	(1,279)
Inventory	(31,691)	(87,081)
Prepaid expenses	(81,159)	(56,274)
Accounts payable	52,072	51,477
Accrued wages - officers	196,228	(3,169)
Accrued expenses	148,014	21,173

Net cash used for operating activities	(958,794)	(467,812)

Cash flows from investing activities
Patent acquisition costs	(7,487)	(15,287)
Property and equipment acquisition costs	-	(927)
Trademark acquisition costs	-	(593)

Net cash used for investing activities	(7,487)	(16,807)

Cash flows from financing activities
Proceeds from notes	943,233	178,000
Repayments of notes	(32,500)	-
Proceeds from sale of stock and warrants,
net of issuance costs	61,350	262,498

Net cash provided by financing activities	972,083	440,498

Net increase in cash	5,802	(44,121)

Cash at beginning of the period	562	93,879

Cash at end of the period	$6,364	$49,758

Supplemental disclosures of noncash investing and financing activities and other cash flow information:
Short-term debt and accrued interest converted to common stock	$187,713	$239,200
Retirement of derivative liability - convertible debt	262,059	-
Issuance of derivative liability - convertible debt	205,000	-
Issuance of common stock for debt discount	115,000	-
Interest paid with cash	69,237	31,092

See accompanying notes to unaudited condensed financial statements.

PURAMED BIOSCIENCE, INC.
Notes to Condensed Unaudited Financial Statements

A. Basis of Presentation

The condensed balance sheets as of March 31, 2013 and June 30, 2012, the condensed statements of operations for the three and nine month periods ended March 31, 2013 and 2012 and the condensed statements of cash flows for the nine month periods ended March 31, 2013 and 2012 have been prepared by PuraMed BioScience, Inc. (the "Company") without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2013 and the results of operations and cash flows for the nine month periods ended March 31, 2013 and 2012 presented herein have been made.

The Company has restated the March 31, 2012 financial statements in order to bifurcate the convertible debt agreements issued to Asher Enterprises, Inc. The adjustments are detailed in our Annual Report on Form 10-K for the year ended June 30, 2012, filed with the SEC on October 12, 2012.

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

B. Going Concern

As of March 31, 2013, the Company had negative working capital and minimal funds needed to accomplish its planned business strategy or support its projected expenses. The Company plans to obtain the needed working capital primarily through sales of its common stock, but there is no assurance it will be able to accomplish this plan. If the Company cannot obtain substantial working capital through common stock sales or other sources (if any), it will be forced to curtail its planned business operations. If the Company is unable to obtain additional financing, its ability to continue as a going concern is doubtful.

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

Product Amortization – PuraMed® BioScience products consist primarily of the cost of trade secrets, formulas, scientific and manufacturing know-how, trade names, marketing material and other intellectual property and are amortized on a straight-line basis over an estimated useful life of seven years.

Trademark Amortization – PuraMed® BioScience trademarks consist of the legal costs associated with registering our LipiGesic® and PuraMed® BioScience trademarks. As these trademarks have been approved, they are being amortized on a straight-line basis over an estimated useful life of ten years.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosure each quarter. Assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and June 30, 2012 are summarized as follows:

	Fair Value as of March 31, 2013
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liability - Warrants	$-	$-	$33,202	$33,202
Derivative Liability – Convertible Debt	-	-	246,276	246,276
Total	$-	$-	$279,478	$279,478

	Fair Value as of June 30, 2012
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liability - Warrants	$-	$-	$229,461	$229,461
Derivative Liability – Convertible Debt	-	-	202,844	202,844
Total	$-	$-	$432,305	$432,305

The following table presents the fair value reconciliation of Level 3 liability measured at fair value on a recurring basis during the nine months ended March 31, 2013:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
		Derivative
	Derivative	Liability -
	Liability -	Convertible
	Warrants	Debt	Total
Beginning balance, July 1, 2012	$229,461	$202,844	$432,305
Issuance	-	350,716	350,716
Retirements	-	(262,059)	(262,059)
Gain on derivative liability	(196,259)	(45,225)	(241,484)
Ending balance, March 31, 2013	$33,202	$246,276	$279,478

A binomial option-pricing model was used to value the derivative liability with the following inputs:

●
Stock Price – The Stock Price was based on the closing price of the Company’s common stock on the valuation date. The valuation date can either be the date of issuance of the convertible debt note or the last day of a reporting period (the Valuation Date). Stock prices on Valuation Dates ranged from $0.03 to $0.16.

●	Variable Conversion Price – The variable conversion price was based on 50% of the average of the three lowest stock bid prices out of the last 10 trading days prior to the Valuation Date.
●	Time to Maturity – The time to maturity was determined based on the length of time between the Valuation Date and the maturity of the debt.
●
Risk Free Rate – The risk free rate was based on the US treasury note rate as of the Valuation Dates with term commensurate with the remaining term of the debt. The risk free rates used ranged between .10% and .77%.

●	Volatility – The volatility was based on the historical volatility of the Company, using a time period to calculate volatility commensurate with the Time to Maturity.

PURAMED BIOSCIENCE, INC.
Notes to Condensed Unaudited Financial Statements

Recently Enacted Accounting Standards

In April 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards (ASC) Update No. 2013-07 – Presentation of Financial Statements. In February 2013, FASB issued ASC 2013-04, Liabilities. In January 2013, FASB issued ASC Update No. 2013-01 – Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. In October 2012, FASB issued ASC Update No. 2012-04 – Technical Corrections and Improvements. In August 2012, FASB issued ASC Update No. 2012-03 – Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22. In July 2012, FASB issued Update No. 2012-02 – Intangibles – Goodwill and Other (Topic 350), testing Indefinite-Lived Intangible Assets for Impairment.

The Company has considered these and other recent accounting pronouncements of which the Company is aware, and the Company believes their adoption has not had, and will not have, any material impact on our financial position or results of operations.

D. Inventory

Inventory consists of raw materials and finished goods. Raw materials are the components, including boxes, inserts, liquid medicine and packaging materials that have not been combined into the final product, ready for sale. Finished goods are the final product, available for sale. The raw materials inventory will be assembled and placed in finished goods inventory when that amount is significantly reduced. Due to the lack of degradation of the material, no adjustment for obsolescence is necessary. Inventory consisted of the following as of March 31, 2013 and June 30, 2012:

	March 31, 2013	June 30, 2012
Raw Materials	$30,734	$60,162
Finished Goods	169,588	108,469
Total Inventory	$200,322	$168,631

E. Notes Payable Transactions

During the nine months ended March 31, 2013, the Company issued notes in the amount of $290,000, to a private individual. These notes are due nine months from issuance with accrued interest at 12%. This note is subordinated to the TCA note described below.

During the nine months ended March 31, 2013, the Company issued a convertible note payable in the amount of $172,500 to Tonaquint. The interest of 8% accrues for six months and the note matures on September 6, 2013. The note is convertible at $0.15 per share. Warrants, convertible at $0.30 per share, were issued with this note and it has a cross default clause. The number of shares of common stock upon exercise of the warrant is equal to $129,375 divided by 60% of the market price of the Company’s common stock. The terms of the conversion option and the warrant require liability classification. The Company is required to carry these liabilities on its balance sheet at fair value and account for any unrealized change in fair value as a component of results of operations. The Company values the liabilities using a binomial option-pricing model. The following assumptions were used for the note: market price of $0.0410, exercise price of $0.15, term of .75 years, discount rate of 0.11%, a dividend rate of 0% and volatility of 258%. The following assumptions were used for the warrants as of March 31, 2013: market price of $0.0410, exercise price of $0.30, term of 4.75 years, discount rate of 0.15%, a dividend rate of 0% and volatility of 313%. The Company has currently converted an amount of $25,832, in interest and principle, into 1,564,724 shares of common stock.

The Company entered into a convertible note in the amount of $500,000 with a private individual on November 13, 2009. This note expired on November 12, 2012. Subsequent to December 31, 2012 a new note, in the amount of $598,233, has been entered into, with an interest rate of 8% and a maturity date of July 1, 2013. The new note is not convertible and is the balance of the former note plus expenses of $98,233, paid by the individual on behalf of PuraMed BioScience, Inc. This individual is now a director of the Company.

During the nine months ended March 31, 2013, the Company entered into a material definitive agreement with TCA Global Credit Master Fund, LP, a Cayman Islands limited partnership (“TCA”), with a promissory note in the amount of $350,000. Interest is due and payable each month at a rate of 12%. The note has a cross default clause and has a continuing, first priority security until such time as the note is repaid. This note is convertible only upon default. No derivative has been recorded because the value is nominal. TCA and PuraMed are revisiting the terms of this note.

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

In connection with the issuance of 479,167 shares for the $115,000 facility fee as described above, the Company recorded said amount within debt discount as financing costs in the accompanying balance sheet as of March 31, 2013, along with the convertible note described above. Because these costs were to access the Equity Facility, earned by TCA regardless of the Company drawing on the Equity Facility, and not part of a funding, they are treated akin to debt costs. The debt financing costs related to the Equity Facility will be amortized over one (1) year on a straight-line basis. The Company believes this accelerated amortization, which is less than the two year Equity Facility term, is appropriate based on substantial doubt about the Company’s ability to continue as a going concern. Amortization of the debt financing costs during the nine months ended March 31, 2013 was $71,875, and is recorded as a promotional expense.

During the nine months ended March 31, 2013, the Company has issued an 8% secured convertible note in the amount of $32,500 (“Asher Note”). The Company has repaid this note during the current quarter.

F. Stockholders’ Deficit

During the quarter ended March 31, 2013, the Company reclassified the previously undesignated 5,000,000 shares to common stock. This increased the Company’s authorized common stock from 45,000,000 to 50,000,000 shares.

During the quarter ended March 31, 2013, the Company issued 1,900,000 shares of common stock to several independent contractors for services provided to the Company. The shares were valued at $0.04 per share.

During the nine months ended March 31, 2013, the Company issued a total of 479,167 common shares to TCA as financing commitment shares, valued at a total cost of $115,000, based on the common stock trading price on August 20, 2012 of $0.24 per share.

PURAMED BIOSCIENCE, INC.
Notes to Condensed Unaudited Financial Statements

F. Stockholders’ Deficit (Continued)

During the nine months ended March 31, 2013, the Company issued a total of 698,883 common shares in payment for interest due on a convertible note totaling $12,195.  The shares were valued at $0.0131 to 0.0612 per share.

During the nine months ended March 31, 2013, the Company issued a total of 7,856,507 common shares in payment of principal due on convertible notes totaling $175,518.  The shares were valued at $0.0131 to $0.02218 per share.

During the nine months ended March 31, 2013, the Company sold 430,000 shares of restricted common stock for net proceeds of $61,350, to four private investors at a rate of $0.15 per share.

G. Commitments and Contingencies

In October 2012, the Company entered into a consulting agreement with Richard Berman of New York City, which required him to perform material financial and investor relations consulting services for the Company. The Company paid $50,000 in cash to Mr. Berman under the terms of the agreements, which also provided for additional payment of up to 2,400,000 shares of common stock for the contracted services he agreed to provide. Mr. Berman has failed to provide material services or value to the Company, and accordingly, the Company believes it is not liable for any further payment to Mr. Berman. Because of his failure to provide the consideration to the Company required by this agreement, the Company will not be issuing any of its common stock to Mr. Berman.

H. Subsequent Events

In April and May, 2013, Tonaquint converted 2,589,288 shares of common stock as payment of $67,627 in interest and principal. The shares were valued between $.01628 and $0.1628 per share.

On May 8, 2013, the Company filed a Form DEF 14A, Schedule 14A Information, regarding a proxy on May 28, 2013 to increase the authorized shares of the Company from 50,000,000 to 1,000,000,000.

In April 2013, two notes were signed with Robert Libauer, one for $500,000, encompassing the notes totaling $290,000 in the prior quarter and an additional note for $25,000. These notes are due on April 1, 2014, with 8% interest, compounded annually.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and plan of operations should be read and considered along with our condensed financial statements and related notes included in this Quarterly Report on Form 10-Q. Various statements have been made in this Quarterly Report on Form 10-Q that may constitute “forward-looking statements.” Forward-looking statements may also be made in the Company’s other reports filed with or furnished to the SEC and in other documents. In addition, from time to time, the Company, through its management, may make oral forward-looking statements. Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from such statements. The words “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely” and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update or revise any forward-looking statements, except as required by law.

Background

PuraMed® BioScience, Inc. (“PuraMed” or the “Company”) was incorporated in Minnesota on May 9, 2006, as a wholly-owned subsidiary of Wind Energy America, Inc. (formerly “Dotronix, Inc.”) for the purpose of engaging in the business of developing and marketing non-prescription over-the-counter healthcare products to remedy various ailments.

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

A third study of a large population for LipiGesic® M is to be conducted in cooperation with the National Headache Foundation. The start date has yet to be determined.

Sales and Marketing

PuraMed intends to concentrate its efforts on our initial product launch of LipiGesic ® M migraine headache relief product. After we have reached a level of sales that will sustain the product and additional product offerings we anticipate the launch of a second product. We plan to have all of the Company’s additional product offerings follow the same three-phase process to market as LipiGesic® M.

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

Employees and Facilities

As of May 15, 2013, PuraMed has four employees including its three executive officers, and an office manager. PuraMed anticipates hiring one or more experienced marketing personnel to support the upcoming commercial launches of its initial products.

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

Comparison of Operations for Three Months Ended March 31, 2013 and 2012

Revenue

Net revenue for the three months ended March 31, 2013 was $0 compared to $143,883 for the three months ended March 31, 2012.  The revenue decreased due to a reduction in retail orders and additional monthly retail service charges to maintain our presence on the shelves of the two national drugstore chains where we have distribution.  Sales of $11,086 for the three months ended March 31, 2013 were offset by the payments to vendors.

Cost of Sales

Cost of sales for the three months ended March 31, 2013 was $5,218, compared to $49,727 for the three months ended March 31, 2012. The cost of sales decreased due to the reduction in orders during this quarter.

Gross profit

The gross profit for the three months ended March 31, 2013 was a negative $5,218, compared to $94,156 for the three months ended March 31, 2012. The decrease in gross profit is due to the reduction in retail orders during this quarter.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $83,764 and $53,457 for the three months ended March 31, 2013 and 2012, respectively. The increase is primarily attributed to the increase in cost of the product liability insurance policy required by the retailers that stock our product.

Amortization and Depreciation

Amortization and depreciation expenses for the three months ended March 31, 2013 and 2012 were similar at $14,441 compared to $12,976, respectively.

Professional Fees

Professional fees for the three months ended March 31, 2013 were $102,830 compared to $267,296 for the three months ended March 31, 2012. The decrease was attributed to the reduction in consulting fees paid to our retail brokers to support the Company’s product entry into retail chain drugstores.

Marketing and Advertising Expense

Marketing and advertising expense for the three months ended March 31, 2013 was $59,358 compared to $215,597 for the three months ended March 31, 2012. The decrease in the expenses was two-fold: there was a reduction in the marketing and advertising expenditures along with a reduction in the expenditures to finance equity funding.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2013 were $60,400 compared to $15,162 for the three months ended March 31, 2012. The current expense is higher due to the cost of the current clinical study that focuses on children and adolescents.

Salaries

Salaries for the three months ended March 31, 2013 were $6,688 compared to $11,389 for the three months ended March 31, 2012, which is attributed to the moving of the corporate controller’s wages from salaries to officers’ salaries as the Controller was promoted to Chief Financial Officer for the current period.

Officers’ Salaries

Officers’ salaries for the three months ended March 31, 2013 and 2012 were $77,539 and $150,384, respectively. The decrease in salaries is attributed to the inclusion of warrants given to the Chief Executive Officer Russell Mitchell in 2012.

Interest Expense

Interest expense for the three months ended March 31, 2013 and 2012 was $115,454 and $108,065, respectively. The increase in the expense is attributed to the amortization of debt discounts for notes used to finance the Company.

Gain on Derivative Liability

The gain/(loss) on derivative liability for the three months ended March 31, 2013 and 2012 was a loss of $16,057 and gain of $56,306, respectively. The gain/(loss) on derivative liability is the difference in value using the lattice model for the warrants between the date issued and the quarter ended March 31, 2013 and 2012.

Net Loss

Net loss for the three months ended March 31, 2013 was $541,749 compared to $683,864 for the three months ended March 31, 2012. The decrease in the loss for 2013 was due to decreased sales, and the cost associated with new distribution related to two of the nation’s largest retail drugstore chains which accounted for an increase in advertising, liability insurance and legal expenses to support that distribution.

Comparison of Operations for Nine Months Ended March 31, 2013 and 2012

Revenue

Net revenue for the nine months ended March 31, 2013 was $27,534 compared to $757,815 for the nine months ended March 31, 2012.  The revenue decreased due to a reduction in retail orders and additional retail service charges to maintain our presence on the shelves of the two national drugstore chains where we have distribution.  Sales of $54,271 for the nine months ended March 31, 2013 were offset by payments to vendors.

Cost of Sales

Cost of sales for the nine months ended March 31, 2013 was $33,285, compared to $171,039 for the nine months ended March 31, 2012. The cost of sales decreased due to raw material costs, production and freight costs for the reduction in retail orders to two drugstore chains.

Gross profit

The gross profit for the nine months ended March 31, 2013 was a negative $5,751, compared to $586,776 for the nine months ended March 31, 2012. The decrease in gross profit is due to decreasing retail orders and additional retail service charges to maintain our presence on the shelves of two drugstore chains.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $189,872 and $120,041 for the nine months ended March 31, 2013 and 2012, respectively. The increase is primarily attributed to the increase in cost of the product liability insurance policy required by the new retailers of our product.

Amortization and Depreciation

Amortization and depreciation expenses for the nine months ended March 31, 2013 and 2012 were similar at $40,392 compared to $38,470, respectively.

Professional Fees

Professional fees for the nine months ended March 31, 2013 were $373,324 compared to $535,943 for the nine months ended March 31, 2012. The decrease was attributed to additional legal and consulting fees paid to support the Company’s product entry into retail chain drugstores in 2012.

Marketing and Advertising Expense

Marketing and advertising expense for the nine months ended March 31, 2013 was $375,696 compared to $374,584 for the nine months ended March 31, 2012. The increase in the expenses was two-fold: there was an increase in the marketing and advertising campaign necessary to support our products at the two national drugstore chains where we have distribution and an increase in the expenditures to finance equity funding. These increases occurred primarily during the first three months of our fiscal year.

Research and Development Expenses

Research and development expenses for the nine months ended March 31, 2013 were $75,056 compared to $17,409 for the nine months ended March 31, 2012. The current expense is higher due to the cost of the second clinical study.

Salaries

Salaries for the nine months ended March 31, 2013 were $20,988 compared to $48,192 for the nine months ended March 31, 2012, which is attributed to the moving of the corporate controller’s wages from salaries to officer salaries as the Controller was promoted to Chief Financial Officer for the current period.

Officers’ Salaries

Officers’ salaries for the nine months ended March 31, 2013 and 2012 were $245,359 and $306,384, respectively. The decrease in salaries is attributed to the warrants awarded to the Chief Executive Officer Russell Mitchell in 2012.

Interest Expense

Interest expense for the nine months ended March 31, 2013 and 2012 was $441,104 and $347,939, respectively. The increase in the expense is attributed to the amortization of debt discounts for notes used to finance the Company.

Gain on Derivative Liability

The gain on derivative liability is the difference in value using the lattice model for the warrants between the date issued and the nine months ended March 31, 2013 and 2012. The gain on derivative liability for the nine months ended March 31, 2013 and 2012 was $95,768 and $154,401, respectively.

Net Loss

Net loss for the nine months ended March 31, 2013 was $1,641,774 compared to a net loss of $1,048,087 for the nine months ended March 31, 2012. The increase in the loss for 2013 was due to decreased sales and the cost associated with new distribution costs related to two of the nation’s largest retail drugstore chains which accounted for an increase in advertising, liability insurance and legal expenses to support that distribution.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2013, the Company had cash of $6,364 and negative working capital of $2,146,915.

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

Assuming the Company raises the capital, we anticipate spending approximately $3,000,000 million over the next twelve months on the marketing of our migraine headache remedy along with the introduction of our second product offering regardless of any amounts of revenues we generate from product sales during this period. These funds will be spent as follows:

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

Product Amortization: – PuraMed® BioScience products consist primarily of the cost of trade secrets, formulas, scientific and manufacturing know-how, trade names, marketing material and other intellectual property and are amortized on a straight-line basis over an estimated useful life of seven years. Amortization expense is expected to be $48,005 and $37,614 for fiscal years ending June 30, 2013 and 2014, respectively.

Impairment – Whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, we conduct an impairment analysis of any material intangible assets owned by us. If the results of any such impairment analysis indicate our recorded values for any such assets have declined materially, we will adjust our recorded asset valuations in all of our financial statements to reflect any such decline in value. The Company believes that no impairment exists at March 31, 2013.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As described in the notes to condensed financial statements included in this filing (see Note C), the Company accounts for certain warrants and convertible debt instruments as derivative liabilities.  However, we do not engage in any hedging activities.

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

Pursuant to rules adopted by the SEC as directed by Section 302 of the Sarbanes-Oxley Act of 2002, the Company’s management, with the participation of the CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) ) as of March 31, 2013. Based on that evaluation, the Company’s CEO concluded that, as of that date, the Company’s disclosure controls and procedures required by paragraph (b) of the Exchange Act Rules 13a-15d-15, were not effective. Management’s assessment identified the following material weaknesses:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From July 1, through March 31, 2013, the Company, through private transactions, offered and sold 430,000 shares of common stock to four individual investors for a total of $61,350 net of offering expenses. Sale of these common shares was deemed exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was involved and these shares were offered only to the individual purchasers who are accredited investors. Moreover, the stock certificates for these shares are legended to prevent further transfer, resale or other disposition unless registered under applicable securities laws or exempt from such registration.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the quarter ended March 31, 2013.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

There is no other information required to be disclosed under this item which was not previously disclosed.

ITEM 6. EXHIBITS

See Exhibit Index below
Exhibit Index
Quarterly report on Form 10-Q
For the quarter ended March 31, 2013

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

PURAMED BIOSCIENCE, INC.

Date: May 15, 2013	By:	/s/ Russell W. Mitchell
Russell W. Mitchell
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2013	/s/ Sue A. Baacke
Sue A. Baacke
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Russell W. Mitchell	Chief Executive Officer	May 15, 2013
Russell W. Mitchell	(Principal ExecutiveOfficer), Director

/s/ Sue A. Baacke	Chief Financial Officer	May 15, 2013
Sue A. Baacke	(Principal Financial Officer, Principal Accounting Officer)

/s/ James W. Higgins	Chief Operating Officer, Director	May 15, 2013
James W. Higgins

/s/ Charles Phillips	Director	May 15, 2013
Charles Phillips