Form 10-K
period 2013-06-30
Puramed Bioscience Inc.
filed 2013-10-15
CIK 1409565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: June 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Issuer’s revenues for its most recent fiscal year were approximately $42,807.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2013, based on a closing price of $0.02, was approximately $1,022,206.  As of October 2, 2013, the registrant had 59,985,134 shares of its common stock, par value $0.001 per share, outstanding.

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

The Company has maintained a retail presence in one of the top national chain drug stores, CVS, and also had a presence in Walgreens.  The Company is also in negotiations with several additional large retailers to stock our LipiGesic® M, migraine product.

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

LipiGesic® M

LipiGesic® M provides acute relief from migraine headaches, and contains the herbs feverfew and ginger as principal ingredients.  PuraMed believes that our specific formulation of these herbs for our migraine remedy is unique and proprietary, providing relief from these severe headaches in minutes.  The Company hopes that it can capture a material segment of the migraine headache remedy market.  We believe that Americans spend in excess of $6 billion annually on headache pain relievers, and that over half of sufferers of migraine headaches rely exclusively on non-prescription medications.

We believe that at least 50 million Americans suffer from chronic migraine headaches with over 20 million of them having “severe” migraine conditions.  Therefore migraine headaches constitute a severe and disabling condition for millions of people.  We further believe that the economic burden alone to the US economy is in excess of $50 billion annually.

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

Accordingly, the LipiGesic® PM product provides a wide open market opportunity for an effective, natural alternative to prescription medications, which are somewhat addictive and often cause withdrawal symptoms and other side effects.  We plan to price LipiGesic® PM as a premium sleep aid product, which will provide us with a projected gross margin of approximately 80%.  This large margin should leave us substantial room for ample introductory promotion, product allowances and other incentives conducive to achieving rapid market penetration.

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

Sublingual Delivery System

The LipiGesic® M (Migraine), LipiGesic® H (Tension Headache) and LipiGesic® PM (Insomnia), and are non-prescription, liquid-gel medications that will be absorbed under-the tongue known as “sublingual.”  The use of sublingual delivery provides fast relief for whatever ailment or condition is being treated.  Unlike the majority of pills and medications absorbed through the stomach directly, PuraMed products are placed and absorbed directly under the tongue.  Advantages of sublingual dispensing of drugs and medications include faster acting absorption for quick relief, improved efficacy, less stomach upset, and fewer side effects.

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

Business Structure

PuraMed will function primarily as a research and development, marketing and sales organization.  Product manufacturing, packaging, product fulfillment and other operations will be outsourced to experienced and reliable third parties through contracts monitored and controlled by PuraMed.  PuraMed believes this structure will reduce significantly the production costs and manufacturing time related to making the product commercially available.

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

The Company outsources four main components of our production process to third-party vendors.  The process begins with the sourcing of raw materials, manufacturing of the liquid-gel medicine, testing and quality assurance of the product itself by Hillestad Pharmaceuticals (http://www.hillestadlabs.com/) in Woodruff, WI.  Hillestad Pharmaceuticals is an FDA licensed prescription drug manufacturer.

The Company sources all of our packaging needs including the box, box inserts, and 6-pack retail display trays to Proteus Packaging (http://proteuspackaging.com/about-proteus) in Franklin WI.

The final packaging process is completed by the Unette Corporation (http://www.unette.com/index.html) in Randolph, NJ.  This includes the filling of the 3-ml applicator with the liquid-gel medication, the packing of the retail boxes, and the packaging of the master cases.

 The Company uses Great Lakes Fulfillment (http://glfulfillment.com) in Lewiston, ME for all of our eCommerce and retail distribution needs.

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

Our second clinical study that focuses specifically on children and adolescents is currently in process.  There are an estimated 10 million migraine sufferers that find themselves in this demographic in the United States.  Children and adolescents that suffer with migraines have limited treatment options as many of the traditional prescription remedies have adverse side effects and are not recommended for use with children and adolescents.

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

Phase One Rollout: Direct Response. PuraMed has previously utilized a 60 and 120-second Direct Response Television commercial to introduce our migraine product marketed under our LipiGesic® M brand name to the American consumer.  Having refined the initial message during 2010, we are working toward a nationwide roll-out of the commercial.  To that end PuraMed has engaged Consumer Marketing Directives (CMD) as our strategic advisor.  CMD offers a broad range of campaign management services that encompasses all aspects of direct to consumer advertising.  PuraMed will also employ website and toll-free telephone access in conjunction with our TV direct response campaigns.  PuraMed performed a nationwide direct response print campaign in late 2010.  PuraMed has commenced and completed our Phase One Rollout on our migraine headache remedy.

Phase Two Rollout: Retail Drugstores.  The Company is currently undergoing substantial activities in an attempt to gain broader retail distribution for LipiGesic® M through mainstream drug store chains, mass merchandisers, and food chains.  We began retail distribution with the nation’s two largest retail chain drug stores, Walgreens and CVS.  However, the Company is continuing our negotiations with other national retail chains in an effort to broaden our retail distribution.  Due to PuraMed’s management having extensive and good relationships with targeted retail outlets for PuraMed products, the Company believes it has the ability to place our products on the shelf in all our targeted retail outlets.  The Company is in our final stages of our phase two rollout plan now that it has gained distribution with CVS.  The Company hopes to add another national chain drug store before we begin our phase three rollout phase.

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

Trade Advertising – Consisting of retail POS (point-of-sale) materials, coupon redemption program, in-store promotional video, trade magazines like Pharmacy Times, key primary care and medical journals, each 2012 quarterly issue of Headwise magazine that is published by the National Headache Foundation, NACDS (National Association of Chain Drug Stores) Trade Shows.  In addition, LipiGesic® M will be featured in several key primary care and medical journals.

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

Medical Spokespersons – The Company currently utilizes medical spokespersons to promote our LipiGesic® M product.  They include Dr. Roger Cady who is the founder of Headache Care Center, Clinvest and Primary Care Education Network; and  Dr. Jerome Goldstein, who is a board certified medical neurologist with a special interest in the diagnosis, treatment, prevention and cure of headache.

Consumer Advertising – During 2012, print ads ran in 28 markets across the United States.  The testing of 10 and 60 second radio spots began in the first quarter of calendar year 2012.  Television news appearances featuring prominent medical figures and celebrities explaining the results and advantages of LipiGesic® M were aired and will be scheduled again in the future as funding permits.

Product Sampling – The Company has developed a two-count, fold-over, sample pack sufficient to treat one migraine headache.  The scope of the sampling extends to headache specialists, primary care practitioners, veterans, and interested consumers from our social marketing and eCommerce efforts.

Special Programs - Returning Veterans – Honor Our Troops.  War veterans returning from active duty in war zone are experiencing migraines at an alarming rate.  One study indicates that soldiers were shown to have two to four times the incidence rate of migraine as compared to the general population.  In response to this the Company has been and continues to provide veterans and members of the armed forces with a free sample of LipiGesic® M.  LipiGesic® M is among the top four items requested in the America Cares Projectcare packages that are delivered by Honor Our Troops to US military personnel serving in Afghanistan.

Business-to-Business Initiative – American businesses lose millions of dollars each year, due to migraines, which lead to employee absenteeism or diminished performance.  The Company is initiating a business to business program to show other companies how by adding a supply of single-treatment packs of LipiGesic® M to their company first aid kits can save them money by decreasing lost production hours.

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

Intellectual Property

PuraMed owns and asserts proprietary intellectual property rights regarding its various products, including a patent, trademarks, formulation technology, ingredients and drug delivery procedures or methods.  The future growth and success of the Company will depend in large part upon its ability to protect its trademarks, trade names and trade secrets.  In addition to applying for certain product patents, PuraMed will rely upon trade secrets, proprietary know-how, and continuing development and innovation to compete in its OTC marketplace.  Although no claims or threats of product or patent infringement have arisen regarding PuraMed or its products, there is no assurance PuraMed will be able to protect its intellectual property effectively and any failure to do so would be harmful to PuraMed.

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

Employees and Facilities

As of September 30, 2013, PuraMed has three employees including its two executive officers, and an office manager.  PuraMed anticipates hiring one or more experienced marketing personnel to support the upcoming commercial launches of its initial products.

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

WE HAVE A LIMITED OPERATING HISTORY PRIMARILY INVOLVED IN PRODUCT DEVELOPMENT, AND WE HAVE JUST COMMENCED GENERATING COMMERCIAL REVENUES TO DATE.

Through June 30, 2013, we have experienced cumulative losses of $8,349,232 and we expect to continue to incur material losses until we produce and sell our healthcare products in sufficient volume to attain profitability, which there is no assurance will ever happen.  Our operations are particularly subject to the many risks and uncertainties inherent in the start-up and early stages of a business enterprise without any commercial operating history.  There can be no assurance that our business plan will prove successful.

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

Our success with any particular product offering (whether new or existing) depends upon a number of factors, including our ability to:

●	Obtain adequate funding to allow the Company to maintain operations and introduce the product to the market;

●	deliver products in a timely manner in sufficient volumes;

●	accurately anticipate customer needs and forecast accurately to the manufacturer in a rapidly expanding business;

●	differentiate our product offerings from those of our competitors;

●	competitively price our products; and

●	develop and/or acquire new products.

    Products often have to be promoted heavily in stores or in the media to obtain visibility and consumer acceptance.  Acquiring distribution for products is difficult and often expensive due to slotting and other promotional charges mandated by retailers.  Products can take substantial periods of time to develop consumer awareness, consumer acceptance and sales volume.  Accordingly, some products fail to gain or maintain sufficient sales volume and as a result have to be discontinued.  In a highly completive marketplace it may be difficult to have retailers open stock-keeping units (sku’s) for new products.

WE MAY NEED ADDITIONAL CAPITAL, AND RAISING SUCH ADDITIONAL CAPITAL MAY BE DIFFICULT OR IMPOSSIBLE AND WILL LIKELY SIGNIFICANTLY DILUTE EXISTING STOCKHOLDERS.

We need to raise sufficient capital resources to enable us to maintain current and planned operations for the next 12 months.  However, our working capital requirements in the foreseeable future are subject to numerous risks and will depend on a variety of factors, in particular, whether we exceed the level of revenue achieved in fiscal year 2013 and that customers pay on a timely basis.  We need to secure additional financing.  We will try to raise additional funds through public or private financings, strategic relationships, or other arrangements.  Such financing may be difficult to obtain on terms acceptable to us, if at all.  If we succeed in raising additional funds through the issuance of equity or convertible securities, then the issuance will result in substantial dilution to existing stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these new securities would have rights, preferences, and privileges senior to those of the holders of our common stock.  The terms of these securities could impose restrictions on our operations.

OUR ABILITY TO GENERATE FUTURE REVENUES WILL DEPEND UPON A NUMBER OF FACTORS, SOME OF WHICH ARE BEYOND OUR CONTROL.

These factors include the funds required to enter the market, rate of acceptance of our healthcare products, competitive pressure in our industry, effectiveness of our marketing structure, adapting to changing customer preferences, and general economic trends. We cannot forecast accurately what our revenues will be in future periods.  Our operations have been limited to designing and developing our products, establishing our initial marketing network, the initial commercializing of our LipiGesic® M migraine product, obtaining suppliers for raw materials and packaging and outsourcing future production of our healthcare products.  These past activities only provide a limited basis to assess our ability to succeed in commercializing our healthcare products.

IF OUR PRODUCTS ARE FOUND TO HAVE DEFECTS OR FAIL TO MEET INDUSTRY STANDARDS, WE WILL INCUR SUBSTANTIAL LITIGATION, JUDGMENT, PRODUCT LIABILITY AND PRODUCT RECALL COSTS, WHICH WILL INCREASE OUR LOSSES AND NEGATIVELY AFFECT OUR BRAND NAME REPUTATION AND PRODUCT SALES.

We may be subject to liability for errors that occur with our technologies due to claims of negligence or product malfunction.  Although we have product liability insurance, we can still suffer litigation as a result of perceived product malfunctioning, adversely affecting our brand, revenue stream and company.  Despite the product liability insurance, product liability claims could increase our costs and adversely affect our brand name reputation, revenues and, ultimately, lead to additional losses.  In addition, product defects could result in product recalls and warranty claims.  A product/drug recall could delay or halt production of our product until we are able to remedy the product defects.  The occurrence of any claims, judgments or product recalls will negatively affect our brand name image and product sales, lead to additional costs, and adversely affect our financial condition and results of operation.

WE HAVE LIMITED EXPERIENCE IN PRODUCING HEALTHCARE PRODUCTS.

    Our products must be developed and produced to meet high quality standards in a cost-effective manner.  Because of our limited experience in production operations, we may have difficulty in timely producing of our products through outsourced subcontractors and vendors.  Any material production delays could frustrate our marketing network and their customers and cause a negative perception of our Company and products.  If we are unable to manufacture our products effectively in terms of quality, timing and cost, our ability to generate revenues and profits will be impaired.

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

WE WILL BE VERY DEPENDENT UPON OUR DISTRIBUTION NETWORK OF SALES REPRESENTATIVES.

We will depend heavily on our independent sales representatives to sell our products and promote our brand. If we fail to maintain our relationships with our sales representatives effectively, our business will be harmed seriously. Our sales representatives are not required to sell our products on an exclusive basis and also are not required to purchase any minimum quantity of PuraMed products.  The failure of our marketing network to generate sales of our products and promote our brand effectively would impair our operations.

OUR OPERATING RESULTS MAY FLUCTUATE, WHICH MAKES OUR RESULTS DIFFICULT TO PREDICT AND COULD CAUSE OUR RESULTS TO FALL SHORT OF EXPECTATIONS.

Our operating results may fluctuate as a result of a number of factors, many outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Our quarterly, year-to-date, and annual expenses as a percentage of our revenues may differ significantly from our historical or projected rates.  Our operating results in future quarters may fall below expectations.  Each of the following factors may affect our operating results:

●	our ability to raise operating capital and the cost of that capital;

●	our ability to deliver products in a timely manner in sufficient volumes;

●	our ability to recognize product trends;

●	our loss of one or more significant customers;

●	the introduction of successful new products by our competitors; and

●	adverse media reports on the use or efficacy of healthcare products.

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

OUR CURRENT MANAGEMENT TEAM OWNS APPROXIMATELY 16% OF OUR OUTSTANDING STOCK AND THUS MOST LIKELY CONTROLS OUR COMPANY AND THEY MAY MAKE MATERIAL DECISIONS WITH WHICH OTHER SHAREHOLDERS DISAGREE.

Two of our executive officers, Messrs. Mitchell and Higgins, collectively own approximately 16% of our outstanding common stock, resulting in their most likely having the ability to control all transactions requiring shareholder approval, including the election and removal of directors, significant mergers or other business combinations, any significant acquisitions or dispositions of assets, and any changes in controls of our company.

ADDITIONAL SHARES OF OUR AUTHORIZED CAPITAL STOCK WHICH ARE ISSUED IN THE FUTURE WILL DECREASE EQUITY OWNERSHIP PERCENTAGES OF EXISTING SHAREHOLDERS, COULD ALSO BE DILUTIVE TO EXISTING SHAREHOLDERS, AND COULD DELAY OR PREVENT A CHANGE OF CONTROL OF OUR COMPANY.

We are authorized to issue up to 1,000,000,000 shares of common stock, and our Board of Directors has the sole authority to issue unissued authorized stock without further shareholder approval. To the extent that additional common shares are issued in the future, they will decrease existing shareholders’ percentage equity ownership and, depending upon the prices at which they are issued, could be dilutive to existing shareholders.

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

The U.S. Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.

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

FAILURE TO MAINTAIN EFFECTIVE INTERNAL CONTROLS OVER FINANCIAL REPORTING MAY LEAD INVESTORS AND OTHER USERS TO LOSE CONFIDENCE IN OUR FINANCIAL DATA.

Maintaining effective internal controls over financial reporting is necessary for us to produce reliable financial statements. In evaluating the effectiveness of its internal controls over financial reporting in connection with the preparation of our annual report as of and for the year ended June 30, 2013, management concluded that there are weaknesses in internal control over financial reporting.

We are in the process of remediating these weaknesses by, among other things, providing additional training for our accounting staff, implementing and modifying certain accounting procedures, and seeking assistance from third parties with respect to our accounting and complex technical accounting issues. If we fail to remediate these weaknesses or fail to otherwise maintain effective controls over financial reporting in the future, it could result in a material misstatement of our financial statements that would not be prevented or detected on a timely basis and which could cause investors and other users to lose confidence in our financial statements.

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

Item 3.  Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations.  There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of the Company , threatened against or affecting the Company, our common stock, or of the Company’s officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

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

	Fiscal Year Ended June 30, 2013		Fiscal Year Ended June 30, 2012
	High	Low	High	Low
Quarter ended September 30th	$0.28	$0.01	$0.75	$0.17
Quarter ended December 31st	$0.19	$0.02	$0.57	$0.21
Quarter ended March 31st	$0.12	$0.03	$0.50	$0.21
Quarter ended June 30th	$0.09	$0.02	$0.34	$0.13

(b) Holders

As of October 2, 2013, the Company had approximately 317 shareholders of record.

(c) Dividends

The Company did not declare or pay any cash dividends on its common stock during the last two fiscal years ended June 30, 2013 and 2012, and does not expect to pay cash dividends for the foreseeable future.

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

There were no issuer repurchases by the Company during the fiscal years ended June 30, 2013 and 2012.

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

Plan of Operation

PuraMed’s business strategy going forward is to continue the advertising and promotion of its flagship migraine product LipiGesic® M in order to drive sales at our retail drug chains and to generate revenue.   PuraMed’s primary goal is to achieve continual material growth of LipiGesic® product sales through mainstream drug, mass merchandiser and food retail channels while at the same time promoting LipiGesic® brand awareness to realize substantial profitability as soon as possible. To implement this strategy, PuraMed intends to execute the following activities during the next twelve months:

The Successful Outcome of the Clinical Trial - The outcome of our clinical study coupled with the publication of the manuscript in the peer reviewed-medical journal “Headache, The Journal of Head and Face Pain” has proved to be very successful.  It has and is expected to continue to provide us with numerous marketing and promotion opportunities that could significantly help with the retail launch of our LipiGesic® M migraine product.  PuraMed is in the process of executing a detailed marketing plan that focuses on the medical community since the successful outcome of our clinical study trial supports such actions.  Medical marketing efforts geared toward doctors, physician’s assistants, pharmacists, etc. is expected to be very lucrative as a component in our overall marketing strategy  Our second clinical study that focuses specifically on children and adolescents is currently in process.  There are an estimated 10 million migraine sufferers that find themselves in this demographic in the United States.  Children and adolescents that suffer with migraines have limited treatment options as many of the traditional prescription remedies have adverse side effects and are not recommended for use with children and adolescents.  The successful outcome of this clinical trial will also enhance this effort.

Commercialize PuraMed Products – In addition to raising the necessary funds to continue operations, PuraMed’s primary focus for the remainder of calendar year 2013 will be to gain distribution with one or more additional national chain drug stores.  In addition, the Company will be implementing a marketing campaign utilizing its successful clinical study.  The Company has begun the execution of our marketing campaign utilizing our Clinical Trials to overcome consumer and retailer skepticism and provide third party validation of our migraine products efficacy.  The Company’s marketing efforts will have a strong consumer emphasis including a Social Marketing campaign, medial community detailing and sampling, Continuing Medical Education (CME) program for doctors and pharmacists, Medical conference participation and Celebrity endorsements.   In addition our website and eCommerce efforts will be enhanced to optimize our internet sales as a result of our new marketing campaign.  PuraMed also has plans to test direct response radio advertising and upgrade its Social Marketing efforts that include Facebook, Twitter, and YouTube.

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

Assuming the Company raises the necessary capital, we anticipate spending approximately $3.0 million over the next twelve months on the marketing of our migraine headache remedy along with the introduction of our second product offering regardless of any amounts of revenues we generate from product sales during this period.  These funds will be spent as follows:

Sales and marketing expenses	$2,000,000
Purchase of product inventory, packaging and raw materials	600,000
Research and development activities	100,000
General and administrative expenses including rent, fixed overhead and management compensation	300,000
$3,000,000

Results of Operations for the Fiscal Years Ended June 30, 2013 and 2012

Revenues

Revenues were $42,807 and $693,060 for the fiscal years ended June 30, 2013 and 2012, respectively.  The revenue decrease is due to a reduction in retail orders as a result of limited orders from Walgreens and reduced orders from CVS.

Cost of Sales

Cost of Sales were $95,334 and $183,745 for the fiscal years ended June 30, 2013 and 2012, respectively.  The decrease in cost of sales is due to the reduction in orders during the fiscal year ended June 30, 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $195,209 and $180,751 for the fiscal years ended June 30, 2013 and 2012, respectively. Selling, general and administrative expenses for fiscal 2013 increased primarily due to the increase in cost of the product liability insurance policy required by the retailers of our product.

Amortization and Depreciation

Amortization and depreciation expenses were similar at $54,833 and $51,445 for the fiscal years ended June 30, 2013 and 2012, respectively.

Professional Fees

Professional fees were $615,689 and $406,515 for the fiscal years ended June 30, 2013 and 2012, respectively.  The increase was attributed to additional legal and consulting fees paid related to gaining access to capital sources.

Marketing and Advertising Expense

Marketing and advertising expense were $661,118 and $749,141 for the fiscal years ended June 30, 2013 and 2012, respectively. Decreased expenses for 2013 are due primarily to the reduction of media costs associated with our product placement in retail chain drugstores.

Research and Development Expenses

Research and development expenses were $75,055 and $17,979 for the fiscal years ended June 30, 2013 and June 30, 2012, respectively. The increase in research and development expenses in 2013 is due to the cost of our second clinical study.

Salaries

Salaries were $28,292 and $55,313 for the fiscal years ended June 30, 2012 and 2011, respectively.  The reduction in expense is from moving the corporate controller’s wages from salaries to officer salaries as the Controller was promoted to Chief Financial Officer during 2013.

Officer Salaries

Officer salaries were $322,897 and $396,846 for the fiscal years ended June 30, 2013 and 2012, respectively.  The decrease in salaries is attributed to the warrants awarded to the CEO in 2012 as well as the resignation of the CFO in May 2013.

Interest Expense

Interest expense was $528,767 and $475,611 for the fiscal years ended June 30, 2013 and 2012, respectively.  The increase in interest expense was due to the amortization of debt discounts for notes used to finance the Company.

Gain on Derivative Liability

The gain on derivative liability is the difference in value using the lattice model for the warrants and the conversion feature between the date issued and the current year-end.  The gain for the fiscal years ended June 30, 2013 and 2012, was $65,915 and $103,219, respectively.

Loss on Debt Restructuring

During 2013, a lender restructured its debt agreement with the Company, which constituted a troubled debt restructuring.  Losses incurred as a result of this restructuring totaled $94,132.

Net Losses

Net losses for the fiscal years ended June 30, 2013 and 2012, were $2,562,604 and $1,721,369, respectively.  The increase in net losses for 2013 was primarily due to decreased sales and the cost associated with professional fees.

Liquidity and Capital Resources

As of June 30, 2013, the Company had cash of $41,180 and a working capital deficit of $2,844,755.

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

Product Amortization: – PuraMed Bioscience® products consist primarily of the cost of trade secrets, formulas, scientific and manufacturing know-how, trade names, marketing material and other intellectual property and are amortized on a straight-line basis over an estimated useful life of seven years.  Amortization expense is expected to be $37,614 for the fiscal year ending June 30, 2014.

           Impairment – Whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, we conduct an impairment analysis of any material intangible assets owned by us. If the results of any such impairment analysis indicate our recorded values for any such assets have declined materially, we will adjust our recorded asset valuations in all of our financial statements to reflect any such decline in value.  The Company believes that no impairment exists at June 30, 2013.

Stock-Based Compensation – We have issued stock-based compensation to our employees, contractors, consultants or others providing goods and services to us. The fair market value of any stock-based compensation issued for goods or services is expensed over the period in which we receive them. Most likely any equity securities issued by us for goods and services will consist of common shares or common stock purchase warrants, which will be fully vested, non-forfeitable, and fully paid or exercisable at the date of grant. Regarding any future stock option or warrant grants, we intend to determine their fair value by using the Black-Scholes model of valuation.

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

Item 8.  Financial Statements and Supplementary Data.

Our financial statements are contained in pages F-1 through F-17, which appear at the end of this Annual Report.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None

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

Our principal executive officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013, and concluded that the disclosure controls and procedures were not effective as a whole, and that the deficiency involving internal controls constituted a material weakness as discussed below:

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f).  a system of internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statement for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of June 30, 2013, based on the interpretive guidance issued by the Commission in Release No. 34-55929.  Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was ineffective as of June 30, 2013, and identified the following material weaknesses:

There is a lack of accounting personnel with the requisite knowledge of US GAAP and the financial reporting requirements of the Securities and Exchange Commission.

There are insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

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

The Company will continue its assessment on a quarterly basis.  We recently added external accountants to assist in our accounting processes.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors and Executive Officers and Control Persons.

The directors of the Company serve until their successors are elected and shall qualify. Executive officers are elected by the Board of Directors and serve at the discretion of the directors.  There are no family relationships among our directors and executive officers.

Name	Age	Position

Russell W. Mitchell	52	Chief Executive Officer, Chairman

James W. Higgins	53	Chief Operating Officer, Director

Charles Phillips	66	Director

Russell W. Mitchell, age 52, Chief Executive Officer, Chairman

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

James W. Higgins, age 53, Chief Operating Officer, Director

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

Charles A. Phillips, age 66, Director

Charles A. Phillips was appointed to the Board of Directors on December 5, 2011.  Mr. Phillips was the former COO and Board member of The Quigley Corporation.  Quigley Corporation was responsible for one of the most successful launches of an over the counter product, Cold-Eeze™ in 1992 and it became the number one Pharmacist recommended product in the cough/cold category.  Given Mr. Phillips background and experience with a similar O-T-C product he possesses the skill set necessary to enhance and add value to our board of directors.

Audit Committee

We do not have a separately designated audit committee at this time, but rather our entire Board of Directors serves as our audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors, and persons who beneficially own more than 10% of the Company’s common stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Based solely on copies of Section 16(a) forms and representations from the Company’s executive officers, directors and ten-percent beneficial owners, the Company believes these persons have complied with all Section 16(a) filing requirements during the fiscal year ended June 30, 2013.

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

Item 11.  Executive Compensation.

The following table sets forth the executive compensation of the executive officers of the Company for fiscal years 2013 and 2012.

Summary Compensation Table
Name and Positions	Fiscal Year (*)	Salary ($)	Bonus ($)	Stock Awards ($)
Russell Mitchell, CEO	2012 2013	128,154 161,538	141,000 -	- -
James Higgins, COO	2012 2013	97,231 92,308	- -	- -
Sue Baacke, CFO (resigned May 2013)	2012 2013	30,462 69,050	- -	- -

* The fiscal year of the Company ends on June 30.

Options/SAR Grants

The Company has not granted any stock options or SAR grants since its inception.

Compensation of Directors

No compensation was issued to Directors during fiscal year 2012 or 2013.

Employment Contracts and Change-in-Control Arrangements

The Company has no written employment agreements with any employees, and the Company also does not have any change-in-control arrangements with any person.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth as of October 2, 2013, certain information regarding beneficial ownership of the common stock of the Company by (a) each person or group known by the Company to be the beneficial owner of more than 5% of the outstanding common stock of the Company, (b) each director and executive officer of the Company, and (c) all directors and executive officers of the Company as a group. Each shareholder named in this table has sole voting and investment power with respect to shares of the common stock shown in table.

Title of Class – Common Stock

Shareholder	Shares Owned Beneficially	Percent of Class (1)
Russell Mitchell 1326 Schofield Avenue Schofield, WI 54476	3,925,780	6.5%

James Higgins 1326 Schofield Avenue Schofield, WI 54476	3,281,879	5.5%

Chuck Phillips 35 Swamp Creek Road Erwinna, PA 18920	2,300,000	3.8%

All directors and officers as a group (3 persons)	9,507,659	15.8%

(1) Based on a total of 59,985,134 shares outstanding as of October 2, 2013.

Item 13.  Certain Relationships and Related Transactions.

During the year ended June 30, 2012, the Company issued 400,000 cashless warrants to Mr. Russell Mitchell as an award for entry into the Walgreen and CVS/pharmacy drugstores.

During the year ended June 30, 2012, the Company issued 300,000 shares of common stock to Charles A. Phillips in consideration of his past and ongoing services to the company and participation on the company’s Board of Directors.

Item 14.  Principal Accountant Fees and Services.

Pursuant to the filing of a Form 8-K on July 13, 2012, the Company changed their auditing firm to Tanner, LLC.  The aggregate fees billed for audit and audit related services for 2013 were $43,200 and $30,300, respectively. These fees are inclusive for professional services rendered for the audit of the Company's annual financial statements, review of our quarterly financial statements and review of our registration statement filings.

There were no other fees billed to us by our auditors for tax matters or any non-audit services.

The Company's Board of Directors reviews and approves audit and permissible non-audit services performed by its independent registered accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of Tanner, LLC as the Company's independent accountants, the Board of Directors considered whether the provision of such services is compatible with maintaining independence.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

Exhibit No.	Description
3.1	Articles of Incorporation as amended May 31, 2013 (incorporated by references to the Company’s Form 8-K filing on May 31, 2013).
3.2	Bylaws of the Company (incorporated by reference to the Company’s Annual Registration Report on Form 10-SB for the year ended June 30, 2007).
10.1	Distribution Agreement for Spin-Off (incorporated by reference to the Company’s Form 8-K filing of parent Dotronix Inc. on March 20, 2007).
10.2
Common Stock Purchase Agreement dated May 24, 2010 with Lincoln Park Capital Fund, LLC with respect to the S-1 Stock filing (incorporated by reference to the Company’s Form 8-K filing on May 28, 2010).

10.3	Registration Rights Agreement dated May 24, 2010 with Lincoln Park Capital Fund, LLC with respect to the S-1 Stock filing (incorporated by reference to the Company’s Form 8-K filing on May 28, 2010).
10.4	Warrant dated May 24, 2010 issued by Company to Lincoln Park Capital Fund, LLC (incorporated by reference to the Company’s Form 8-K filing on May 28, 2010).
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Principal Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	Taxomony Extension Schema Document
101.CAL	Taxonomy Extension Calculation Linkbase Document
101.DEF	Taxonomy Extension Definition Linkbase Document
101.LAB	Taxonomy Extension Label Linkbase Document
101.PRE	Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURAMED BIOSCIENCE, INC.

Date: October 15, 2013	By:	/s/ Russell W. Mitchell
Russell W. Mitchell Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Russell W. Mitchell	Chief Executive Officer (Principal Executive Officer and Principal Financial Officer),	October 15, 2013
Russell W. Mitchell	Director

/s/ James W. Higgins	Chief Operating Officer, Director	October 15, 2013
James W. Higgins

/s/ Charles Phillips	Director	October 15, 2013
Charles Phllips

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
PuraMed BioScience, Inc.

We have audited the accompanying balance sheets of PuraMed BioScience, Inc. (the Company) as of June 30, 2013 and 2012, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PuraMed BioScience, Inc. as of June 30, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ Tanner LLC

Salt Lake City, Utah
October 15, 2013

PURAMED BIOSCIENCE, INC.
Balance Sheets

	June 30,	June 30,
	2013	2012
ASSETS

Current Assets
Cash	$41,180	$562
Accounts Receivable	25,119	3,370
Inventory	203,906	168,631
Prepaid Expenses	56,039	36,856
Total Current Assets	326,244	209,419

Property and Equipment
Computer Software	2,483	2,483
Computer Hardware	5,338	5,338
Equipment	2,136	2,136
Accumulated Depreciation	(5,090)	(2,805)
Net Property and Equipment	4,867	7,152

Other Assets
PuraMed Bioscience Products, net of accumulated amortization of $298,418 and $250,413, respectively	37,614	85,619
Trademarks, net of amortization of $2,754 and $1,139, respectively	13,383	14,998
Patents, net of amortization of $2,928 and $0, respectively	89,511	83,277
Deferred Financing Fees	4,727	-
Total Other Assets	145,235	183,894

Total Assets	$476,346	$400,465

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$627,427	$359,785
Accrued Wages - Officers	435,326	155,628
Accrued Expenses	120,040	25,555
Short-term Term Note	525,000	-
Short-term Convertible Notes, net of discount	454,025	43,941
Convertible Bond Payable, net of discount	598,733	449,510
Derivative Liability - Warrants	10,178	229,461
Derivative Liability - Convertible Debt	400,270	202,844
Total Current Liabilities	3,170,999	1,466,724

Conditionally Redeemable Stock	75,000	-

Commitments and Contingencies

Stockholders' Deficit

Common Stock, $.001 par value, 1,000,000,000 shares authorized, 51,110,297 shares and 24,033,320 shares issued and outstanding, respectively	51,110	24,033
Additional Paid in Capital	5,528,469	4,696,336
Deficit Accumulated	(8,349,232)	(5,786,628)

Total Stockholders' Deficit	(2,694,653)	(1,066,259)

Total Liabilities and Stockholders' Deficit	$476,346	$400,465

See accompanying notes to financial statements.

PURAMED BIOSCIENCE, INC.
Statements of Operations

	Year Ended June 30, 2013	Year Ended June 30, 2012
Net Revenues	$42,807	$693,060

Cost of Sales	(95,334)	(183,745)

Gross Profit (Loss)	(52,527)	509,315

Operating Expenses
Selling, General and Administrative Expenses	195,209	180,751
Amortization and Depreciation Expense	54,833	51,445
Professional Fees	615,689	406,515
Marketing and Advertising Expense	661,118	749,141
Research and Development	75,055	17,979
Salaries	28,292	55,313
Officer's Salaries	322,897	396,846

Total Operating Expenses	1,953,093	1,857,990

Loss from Operations	(2,005,620)	(1,348,675)

Other Income/(Expense)
Interest Expense	(528,767)	(475,611)
Loss on Disposal of Assets	-	(302)
Loss on Troubled Debt Restructuring	(94,132)	-
Gain on Derivative Liability	65,915	103,219

Net Other Expense	(556,984)	(372,694)

Net Loss	$(2,562,604)	$(1,721,369)

Loss per Common Share - Basic and Diluted	$(0.08)	$(0.08)

Weighted Average Common Shares Outstanding - Basic and Diluted	30,957,208	21,583,618

See accompanying notes to financial statements.

PURAMED BIOSCIENCE, INC.
Statements of Stockholders’ Deficit

	Common Stock		Additional	Deficit
	Shares	Amount	Paid In Capital	Accumulated	Total

Balances at July 1, 2011	19,288,643	$19,289	$3,281,054	$(4,065,259)	$(764,916)

Stock and warrants issued for cash, net of issuance costs of $4,500	1,575,287	1,575	360,125	-	361,700
Stock issued for note payable conversion	2,546,270	2,546	314,654	-	317,200
Stock issued for services	623,120	623	149,479	-	150,102
Stock warrants issued for services	-	-	322,500	-	322,500
Issuance of derivative liability - warrants	-	-	(87,090)	-	(87,090)
Retirement of derivative liability upon conversion of note payable	-	-	355,614	-	355,614
Net loss	-	-	-	(1,721,369)	(1,721,369)
Balances as of June 30, 2012	24,033,320	24,033	4,696,336	(5,786,628)	(1,066,259)

Stock and warrants issued for cash, net of issuance costs of $3,150	430,000	430	60,920	-	61,350
Stock issued for note payable conversion	14,161,889	14,162	245,256	-	259,418
Stock issued for financing commitment	479,167	479	114,521	-	115,000
Stock issued for services	2,900,000	2,900	93,100	-	96,000
Redeemable Stock issued in troubled debt restructuring	7,500,000	7,500	(7,500)	-	-
Stock issued upon exercise of warrants	1,605,921	1,606	(1,606)	-	-
Retirement of derivative liability upon conversion of note payable	-	-	327,442	-	327,442
Net loss	-	-	-	(2,562,604)	(2,562,604)

Balances as of June 30, 2013	51,110,297	$51,110	$5,528,469	$(8,349,232)	$(2,769,653)

See accompanying notes to financial statements.

PURAMED BIOSCIENCE, INC.
Statements of Cash Flows

	Year Ended June 30, 2013	Year Ended June 30, 2012

Cash flows from operating activities
Net loss	$(2,562,604)	$(1,721,369)

Changes in non cash working capital items:
Stock issued for services	96,000	150,102
Warrants issued for services	-	322,500
Depreciation	2,285	2,302
Amortization	52,548	49,142
Accretion on discount on convertible bond	50,490	136,667
Accretion on discount on convertible notes	425,142	276,404
Gain on derivative liability	(65,915)	(103,219)
Loss on troubled debt restructuring	94,132	-
Loss on disposal of assets	-	302
Changes in Operating assets and liabilities:
Accounts receivable	(21,749)	(3,054)
Inventory	(35,275)	(75,163)
Prepaid expenses	(19,183)	(32,343)
Accounts payable	267,642	243,721
Accrued wages - Officers	279,698	33,123
Accrued expenses	110,486	16,174
Net cash used for operating activities	(1,326,303)	(704,711)

Cash flows from investing activities
Patent acquisition costs	(9,162)	(29,786)
Purchase of property and equipment	-	(927)
Trademark acquisition costs	-	(593)
Net cash used for investing activities	(9,162)	(31,306)

Cash flows from financing activities
Proceeds from notes	1,347,233	281,000
Payments on notes	(32,500)	-
Proceeds from sale of stock and warrants, net of issuance costs	61,350	361,700
Net cash provided by financing activities	1,376,083	642,700

Net increase (decrease) in cash	40,618	(93,317)

Cash at beginning of the year	562	93,879

Cash at end of the year	$41,180	$562

Supplemental disclosures of noncash investing and financing activities and other cash flow information:
Short-term debt and accrued interest converted to common stock	$259,418	$317,200
Retirement of derivative liability - convertible debt	327,442	359,424
Issuance of derivative liability - warrants	-	87,090
Issuance of derivative liability - convertible debt	371,500	281,000
Issuance of common stock for debt discount	115,000	-
Interest paid with cash	69,710	41,706

See accompanying notes to financial statements.

PURAMED BIOSCIENCE, INC.

Notes to Financial Statements
For the Years Ended June 30, 2013 and 2012

A.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PuraMed Bioscience, Inc. (PuraMed, or the Company) was incorporated as a Minnesota corporation during May 2006 as a subsidiary of Wind Energy America, Inc. (formerly Dotronix, Inc.) As of April 12, 2007 the Company was spun-off from its parent company. PuraMed Bioscience, Inc. operates from one location in central Wisconsin. The Company is in the business of developing proprietary non-prescription drugs with unique delivery systems, including LipiGesic®M, a migraine headache remedy, LipiGesic®H, a tension headache product and LipiGesic®PM , a sleep inducing remedy for insomnia.

Past development of these PuraMed (Over-The-Counter) OTC products was conducted by PuraMed’s two principal officers, Russell Mitchell and James Higgins.

PuraMed entered the OTC medicine marketplace commercially in December 2009 by employing “direct to consumer” marketing via a 120-second Television commercial.  A “direct to consumer” print campaign also commenced in September 2010.  The Company is currently undergoing activities to gain broad retail distribution for its migraine remedy through mainstream drug store chains, mass merchandisers, and food chains.  The Company was able to place its product, LipiGesic M in the national retail chains of Walgreens and CVS during the fiscal year ended June 30, 2012.  This initial retail rollout for its migraine remedy included approximately 18,000 retail drugstores withinWalgreens and CVS, Rite Aid and others.  However, in August 2013, Walgreens returned 246 cases of product to the Company and discontinued distribution of the Company’s product. The Company is currently working to place its product in at least one more retail drugstore chain.  Once the market for the LipiGesic® M migraine headache product is established, the Company will launch its second product commercially.

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

PuraMed® Products

LipiGesic® products consist primarily of the cost of trade secrets, formulas, scientific and manufacturing know-how, trade names, marketing material and other intellectual property and are amortized on a straight-line basis over an estimated life of seven years.

Amortization expense relating to the PuraMed® BioScience Products is expected to be $37,614 in 2014.  Amortization in the amount of $48,005 and $48,005 was recorded for 2013 and 2012, respectively.

PURAMED BIOSCIENCE, INC.

Notes to Financial Statements
For the Years Ended June 30, 2013 and 2012

A.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Trademarks

Trademarks consist of legal fees to acquire our trademarks. As of June 30, 2013, the trademark applications have been approved and amortization is being recorded.  Amortization is calculated on the straight-line method over the estimated useful lives of ten years.  Amortization in the amount of $1,615 and $1,139 was recorded for 2013 and 2012, respectively.

As of June 30, 2013, amortization expense relating to the trademarks is expected to be as follows:

Year ending June 30,
2014	$1,614
2015	1,614
2016	1,614
2017	1,614
2018	1,614
Thereafter	5,313
$13,383

 Patents

In addition to the trademarks, the Company has completed and filed its final patent application on LipiGesic® M and received approval from the US Patent and Trademark Office on April 2, 2013, at which time the Company began amortization on the straight-line method over the estimated useful life of fifteen years.  Amortization in the amount of $2,928 and $0 was recorded for 2013 and 2012, respectively.

As of June 30, 2013, amortization expense relating to the patents is expected to be as follows:

Year ending June 30,
2014	$5,856
2015	5,856
2016	5,856
2017	5,856
2018	5,856
Thereafter	60,231
$89,511

Impairment of Long-Lived Assets

The carrying value of long-lived assets is reviewed periodically or when factors indicating impairment are present. The impairment loss is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets. The Company believes that no impairment exists at June 30, 2013.

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

PURAMED BIOSCIENCE, INC.

Notes to Financial Statements
For the Years Ended June 30, 2013 and 2012

A.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and Development

Research and development costs are expensed as incurred. Assets that are required for research and development activities, and have alternative future use, in addition to its current use, are included in equipment and depreciated over their estimated useful lives.

Loss per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding.  Diluted loss per common share assumes the exercise of stock options and warrants using the treasury stock method, if dilutive. Potentially dilutive shares of 3,787,409 and 3,796,060 as of June 30, 2013 and 2012, respectively, were not included in the calculation of diluted shares, as their effect would have been antidilutive.

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

No warrants were issued for stock based compensation during the year ended June 30, 2013.  The following inputs and variables were used in the calculation for warrants issued for stock based compensation to employees and non-employees for the year ended June 30, 2012:

Stock Price	$0.30 to $0.405
Exercise Price	$0.25
Volatility	314.9% to 331.3%
Expected Term (Years)	3
Expected Dividends	$0
Discount Rate	0.4%

Fair Value Measurements

Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The Company uses a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

Level 1:  Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities.

Level 2:  Other inputs that are observable directly or indirectly, such as quoted prices for similar assets and liabilities or market corroborated inputs.

Level 3:  Unobservable inputs that are used when little or no market data is available, which require the Company to develop its own assumptions about how market participants would value the assets or liabilities.

PURAMED BIOSCIENCE, INC.

Notes to Financial Statements
For the Years Ended June 30, 2013 and 2012

A.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Determining which category an asset or liability falls within the hierarchy requires significant judgment.  The Company evaluates its hierarchy disclosure each quarter.  Assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and 2012 are summarized as follows:

	Fair Value as of June 30, 2013
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liability – Warrants	$-	$-	$10,178	$10,178
Derivative Liability – Convertible Debt	-	-	400,270	400,270
Total	$-	$-	$410,448	$410,448

	Fair Value as of June 30, 2012
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liability – Warrants	$-	$-	$229,461	$229,461
Derivative Liability – Convertible Debt	-	-	202,844	202,844
Total	$-	$-	$432,305	$432,305

The following table presents the fair value reconciliation of Level 3 liabilities measured at fair value on a recurring basis during the year s ended June 30, 2013 and 2012:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative Liability - Warrants	Derivative Liability – Convertible Debt	Total
Balance at June 30, 2011	$318,355	$208,505	$526,860
Issuances	87,090	378,809	465,899
Retirement	-	(359,424)	(359,424)
Gain on Derivative Liability	(173,984)	(25,046)	(201,030)
Balance at June 30, 2012	229,461	202,844	432,305
Issuances	-	371,500	371,500
Retirement	-	(327,442)	(327,442)
(Gain) Loss on Derivative Liability	(219,283)	153,368	(65,915)
Balance at June 30, 2013	$10,178	$400,270	$410,448

A binomial option-pricing model was used to value the derivative liability with the following inputs:

●	Stock price – The Stock Price was based on the closing price of the Company’s common stock on the valuation date. The valuation date can either be the date of issuance of the convertible debt or the last day of a reporting period (the Valuation Date). Stock prices on the Valuation Dates ranged from $0.02 to $0.30.

●	Exercise Price – The exercise price, or conversion price was based on the terms of the associated agreement, which for the convertible notes is usually based on a percentage of the average of the three lowest stock bid prices out of the last 10 trading days prior to the Valuation Date.

●	Time to Maturity – The time to maturity was determined based on the length of time between the Valuation Date and the maturity of the associated instruments.

PURAMED BIOSCIENCE, INC.

Notes to Financial Statements
For the Years Ended June 30, 2013 and 2012

A.           NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

●	Risk Free Rate – The risk free rate was based on the US treasury note rate as the Valuation Dates with term commensurate with the remaining term of the debt. The risk free rates used ranged between .09% and 1.41%

●	Volatility – The volatility was based on the historical volatility of the Company, using a time period to calculate volatility commensurate with the Time to Maturity. Volatilities used ranged between 214% and 337%

Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts which may, at times, exceed federally insured limits.  To date, the Company has not experienced a loss of or lack of access to its cash.  However, no assurance can be provided that access to the Company’s cash will not be impacted by adverse conditions in the financial markets.

Concentrations of net revenues and accounts receivable were as follows during the periods ended June 30, 2013 and 2012:

	2013	2012
Revenues:
Customer A	100%	17%
Customer B	0%	81%

Accounts receivable:
Customer A	96%	100%

The Company purchases a number of components from single sources.  In some cases, alternative sources of supply are not available.  In other cases, the Company may establish a working relationship with a single source, even when multiple suppliers are available, if the Company believes it is advantageous to do so due to performance, quality, support, deliver, capacity or price considerations.  If the supply of a critical single-source material or component were delayed or curtailed, the Company’s ability to ship the related product in desired quantities and in a timely manner could be adversely affected.  Even where alternative sources of supply are available, qualification of the alternative suppliers and establishment of reliable suppliers could result in delays and a possible loss of sales, which could adversely affect operating results.

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
For the Years Ended June 30, 2013 and 2012

B.	FINANCING ARRANGEMENTS, MANAGEMENT PLANS, AND GOING CONCERN CONSIDERATIONS

Financing Arrangements

As of June 30, 2013, the Company had a cash balance of $41,180 and negative working capital of $2,844,755.  Short-term debt accounted for $1,577,758 of negative working capital.  The Company intends to raise the funds needed to implement the Company’s plan of operation through both private sales of debt and equity securities. There is no assurance, however, that the Company will be successful in raising the necessary capital to implement its business plan, either through debt or equity sources.

The Company incurred net losses of $2,562,604 and $1,721,369, for the years ending June 30, 2013 and 2012, respectively.

Going Concern

As of June 30, 2013, the Company had negative working capital and minimal funds needed to accomplish its planned business strategy or support its projected expenses. The Company plans to obtain the needed working capital primarily through debt issuances and sales of its common stock, which there is no assurance it will be able to accomplish. If the Company cannot obtain substantial working capital through debt issuances, common stock sales or other sources (if any), it will be forced to curtail its planned business operations. If the Company is unable to obtain additional financing, its ability to continue as a going concern is doubtful.

C.	INVENTORY

Inventory consists of raw materials and finished goods.  Raw materials are the components, including boxes, inserts, liquid medicine and packaging materials that have not been combined into the final product, ready for sale.  Finished goods are the final product, available for sale.  The raw materials inventory will be assembled and placed in finished goods inventory when that amount is significantly reduced. Due to the lack of degradation of the material, no adjustment for obsolescence is necessary.  The following is inventory as of June 30, 2013 and 2012:

	2013	2012
Raw Materials	$29,345	$60,162
Finished Goods	174,561	108,469
Total Inventory	$203,906	$168,631

D.	NOTES PAYABLE TRANSACTIONS

During the fiscal years ended June 2013 and 2012, the Company has issued various 8% secured convertible notes (the Convertible Notes). The Company has bifurcated the convertible debt agreements according to the guidance provided by ASC 815-15-25.  The principal and accrued interest for these notes is payable nine to twelve months after issuance, or such earlier date as defined in the agreement.  The notes are convertible by the holder at any time after the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.  The notes are convertible into shares of the Company’s common stock at a price of 50% to 58% of the average of the three lowest closing bid prices of the stock during the defined trading day period ending one day prior to the date of conversion.  The holders are not entitled to convert any portion of the Convertible Notes to the extent that the shares to be issued in connection therewith would cause the holder’s beneficial ownership of the Company’s common stock to exceed 4.99% of the outstanding shares of the Company’s common stock.  Because of the operation of the floating conversion price and the holder’s ability to convert as described above, the Company is unable to determine at any time that number of shares into which the Convertible Notes are convertible.

PURAMED BIOSCIENCE, INC.

Notes to Financial Statements
For the Years Ended June 30, 2013 and 2012

D.           NOTES PAYABLE TRANSACTIONS (Continued)

The Convertible Notes contain customary representations and warranties, customary affirmative and negative covenants, customary anti-dilution provisions, and customary events of default that accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the Convertible Notes.  A default on the Convertible Notes could lead to certain penalties, including an obligation to (a) pay all of the following, plus an additional 50% of (i) default interest, (ii) other monetary penalties, and (iii) the outstanding balance on the Convertible Notes.    As of June 30, 2013, the balance of the Convertible Notes is $85,268, net of discount of $173,691.

The holders are entitled to have all shares issued upon conversion listed upon each national securities exchange or other automated quotation system, if any, upon which shares of the Company’s common stock are then listed.

The Company is required to carry the embedded derivatives on its balance sheet at fair value and account for any unrealized change in fair value as a component in its results of operations.  The Company valued the embedded derivatives using a binomial option-pricing model.

The Company entered into a convertible note in the amount of $500,000 with an individual who is now a Director of the Company on November 13, 2009.  The note was convertible at $1.00 per share or 500,000 shares of common stock, which created a beneficial conversion feature.  The amount of the beneficial conversion feature was recorded as a discount and was amortized over the life of the debt.  The balance of the discount as of June 30, 2012 was $50,490. The original note expired on November 12, 2012, and a new note in the amount of $598,733 was entered into on January 31, 2013, with an interest rate of 8% and the right to pay off the note in whole or in part at any time.  The new note is not convertible and is the balance of the former note plus expenses of $98,233, paid by the Board Member on behalf of the Company.

During 2013, the Company entered into a material definitive agreement with TCA Global Credit Master Fund, LP, a Cayman Islands limited partnership (TCA), with a promissory note in the amount of $350,000.  Interest is due and payable each month at a rate of 12%.  The note has a cross default clause and has a continuing, first priority security until such time as the note is repaid.  This note is convertible only upon default.  As further consideration for TCA entering into and structuring the promissory note, the Company paid TCA a fee of $115,000, with consideration of 479,167 shares of common shares of the Company, which was recorded as a debt discount, and amortized over the initial term of the debt of one year.

In June 2013, TCA restructured its debt agreement with the Company, which constituted a troubled debt restructuring, with the term of the debt extended through January 1, 2014.  The principal balance of the note was increased to $368,757 (which included $14,000 of interest due to TCA) as a result of this debt restructuring.  This balance is included with short-term convertible notes.  Losses incurred as a result of this restructuring totaled $94,132, which consisted of the payment of $75,000 of common stock to TCA, the write-off of a remaining debt discount of $14,375 and an increase in the balance due to TCA of $4,757.  The common stock issued to TCA is redeemable by the Company if TCA does not realize net proceeds of at least $75,000 from the shares within a twelve month period following receipt of the shares; accordingly, it has been classified outside of permanent equity at June 30, 2013.

In April 2013, two notes were signed with an individual for a total of $525,000, which are due on April 1, 2014, with 8% interest compounded annually.  These notes are secured by a second position in all the Company’s assets.

PURAMED BIOSCIENCE, INC.

Notes to Financial Statements
For the Years Ended June 30, 2013 and 2012

E.	RELATED PARTY TRANSACTIONS

During the year ended June 30, 2012, the Company issued 400,000 cashless warrants to Russell Mitchell with a value of $0.25 per share with an exercise price of $0.25.  The Company also issued 300,000 shares of common stock at a rate of $0.25 per share to Charles A. Phillips.

F.	STOCKHOLDER'S EQUITY

During August to October 2010, pursuant to an S-1 Registration, the Company sold a total of 174,760 shares of common stock at prices ranging from $0.41 to $0.74 per share, for total proceeds of $90,000 to Lincoln Park Capital, LLC.  In addition 2,754 shares, in the amount of $1,492, were provided to Lincoln Park Capital, LLC as financing commitment shares. This left 1,475,240 registered shares as of June 30, 2011 available for future sales pursuant to the effective S-1 Registration Statement.

During the fiscal year ended June 30, 2012, pursuant to the S-1 Registration, the Company sold a total of 767,287 shares of common stock at prices ranging from $0.25 to $0.293 per share, for total proceeds of $200,000 to Lincoln Park Capital, LLC.  In addition, 6,120 shares, in the amount of $1,602, were issued to Lincoln Park Capital, LLC as commitment shares. This left 707,953 registered shares available as of June 30, 2012 for future sales pursuant to the S-1 Registration Statement.  The Lincoln Park Capital Agreement expired in October 2012.

During March 2013, the Company reclassified the previously undesignated 5,000,000 shares to common stock.  This increased the Company’s authorized common stock from 45,000,000 to 50,000,000 shares.  During June 2013, the Company increased its authorized common stock from 50,000,000 shares to 1,000,000,000 shares.

Common Stock for Services

During the fiscal year ended June 30, 2012, the Company issued a total of 623,120 common shares to certain persons in consideration for financial, management, marketing, legal and promotional services, valued at a total of $150,103 based on common stock prices ranging from $0.15 to $0.293.

During the fiscal year ended June 30, 2013, the Company issued a total of 2,900,000 common shares to certain persons in consideration for marketing and promotional services, valued at a total of $96,000 based on common stock prices ranging from $0.02 to $0.04.

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

PURAMED BIOSCIENCE, INC.

Notes to Financial Statements
For the Years Ended June 30, 2013 and 2012

F.	STOCKHOLDER'S EQUITY (Continued)

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

The following inputs and variables were included in the calculations for warrants and cashless warrants for the year ended June 30, 2012:

	Warrants	Cashless Warrants
Stock Price	$0.33 to $0.55	$0.30 to $0.405
Exercise Price	$0.50	$0.25
Volatility	256% to 281%	315% to 331%
Expected Dividends	$0	$0
Expected Term (Years)	3	3
Discount Rate	0.3% to 0.7%	0.4%

PURAMED BIOSCIENCE, INC.

Notes to Financial Statements
For the Years Ended June 30, 2013 and 2012

F.	STOCKHOLDER'S EQUITY (Continued)

During 2013, the Company sold 430,000 shares of restricted common stock for net proceeds of $61,350, to four private investors at a price of $0.15 per share.

During 2013, the Company issued a total of 14,161,889 common shares in payment of principal and interest due on convertible notes totaling $259,418.  The shares were valued at $0.012 to $0.022 per share.

Warrant Activities

The following table summarizes our warrant activities for the years ended June 30, 2013 and 2012:

	Shares	Weighted Average Exercise Price
Outstanding at July 1, 2011	1,057,500	$0.70
Issued	1,125,000	0.29
Exercised	0	0.00
Cancelled or expired	0	0.00
Outstanding at June 30, 2012	2,182,500	0.49
Issued	3,210,830	0.01
Exercised	(1,605,921)	0.01
Cancelled or expired	0	0.00
Outstanding at June 30, 2013	3,787,409	$0.27

G.	INCOME TAXES

The Company accounts for income taxes in accordance with FASB ASC 740-10-05 Income Taxes, which provides for an asset and liability approach to accounting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and income tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. The valuation allowances have been established to offset net deferred tax assets due to the uncertainty of their realization.

A reconciliation of estimated income tax expense (benefit) to the amount of computed using statutory federal rates is as follows:

	Year Ended June 30,
	2013	2012
Tax benefit at federal statutory rate of 35%	$(871,286)	$(602,478)
State taxes net of federal benefit	(121,765)	(86,068)
Permanent and other differences	21,161	73,607
Increase in valuation allowance	971,890	614,939
Provision	$0	$0

PURAMED BIOSCIENCE, INC.

Notes to Financial Statements
For the Years Ended June 30, 2013 and 2012

G.	INCOME TAXES (Continued)

No deferred income taxes have been provided for the temporary differences between the financial reporting and income tax basis of the Company due to the valuation allowances outlined below:

	Year Ended June 30,
	2013	2012
Deferred tax asset – Net operating loss carry forward	$2,798,594	$2,004,290
Deferred tax asset – Depreciation	63,921	52,375
Deferred tax asset – Accrued officer salaries	174,130	8,090
Valuation allowance	(3,036,645)	(2,064,755)
Net deferred tax asset	$0	$0

The Company has estimated federal and state net operating loss carryforwards of approximately $7.0 million expiring in the years 2025 through 2033. The Company has established a valuation allowance equal to the amount of cumulative tax assets. Accordingly, no net deferred tax assets, nor any current or deferred tax benefits, have been recognized at June 30, 2013 or 2012.

The Company believes it is no longer subject to United States or state income tax examinations for years before 2009.  The amount of net operating losses arising from fiscal years before 2009 is still subject to examination until expiration.

H.	SUBSEQUENT EVENTS

Subsequent to June 30, 2013, notes payable and accrued interest of $86,106 was converted to 5,119,928 shares of common stock.  Also, 1,605,921 shares of common stock were issued pursuant to the exercise of warrants.

Subsequent to June 30, 2013, the Company issued convertible notes payable totaling $130,000, due with interest of 8% on dates ranging from April 29, 2014 to October 1, 2014.