Form 10-Q
period 2013-09-30
Puramed Bioscience Inc.
filed 2013-11-19
CIK 1409565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2013

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by checkmark whether registrant is a shell company. ☐

There were 62,511,833 shares of Common Stock outstanding as of November 6, 2013.

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED FINANCIAL STATEMENTS

PURAMED BIOSCIENCE, INC.
Unaudited Condensed Balance Sheets

	September 30,	June 30,
	2013	2013

ASSETS

Current Assets
Cash	$771	$41,180
Accounts Receivable	40,757	25,119
Inventory	199,463	203,906
Prepaid Expenses	24,033	56,039

Total Current Assets	265,024	326,244

Property and Equipment
Computer Software	2,483	2,483
Computer Hardware	5,570	5,338
Equipment	2,136	2,136
Accumulated Depreciation	(5,662)	(5,090)

Net Property and Equipment	4,527	4,867

Other Assets
PuraMed Bioscience Products, net of accumulated
amortization of $310,419 and $298,418, respectively	25,613	37,614
Trademarks, net of amortization of $3,157 and $2,754, respectively	12,980	13,383
Patents, net of amortization of $4,392 and $2,928, respectively	90,826	89,511
Deferred Financing Fees	11,817	4,727

Total Other Assets	141,236	145,235

Total Assets	$410,787	$476,346

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$704,804	$627,427
Accrued Wages - Officers	487,987	435,326
Accrued Expenses	152,296	120,040
Short-term Term Note	525,000	525,000
Short-term Convertible Notes, net of discount	481,489	454,025
Convertible Bond Payable	598,733	598,733
Derivative Liability - Warrants	5,800	10,178
Derivative Liability - Convertible Debt	783,962	400,270

Total Current Liabilities	3,740,071	3,170,999

Conditionally Redeemable Stock	75,000	75,000

Stockholders' Deficit
Common Stock, $.001 par value, 1,000,000,000 shares authorized, 59,985,134 shares and 51,110,297 shares issued and outstanding, respectively	59,985	51,110
Additional Paid in Capital	5,587,681	5,528,469
Accumulated Deficit	(9,051,950)	(8,349,232)

Total Stockholders' Deficit	(3,404,284)	(2,769,653)

Total Liabilities and Stockholders' Deficit	$410,787	$476,346

See accompanying notes to unaudited condensed financial statements.

PURAMED BIOSCIENCE, INC.
Unaudited Condensed Statements of Operations

	Three Months Ended
	September 30, 2013	September 30, 2012
Net Revenues	$-	$27,534

Cost of Sales	26,603	13,043

Gross Profit/(Loss)	(26,603)	14,491

Operating Expenses
Selling, General and Administrative Expenses	43,226	55,551
Amortization and Depreciation Expense	14,440	12,976
Professional Fees	107,930	160,329
Marketing and Advertising Expense	22,990	247,511
Research and Development	-	14,600
Salaries	7,436	7,260
Officers' Salaries	60,923	77,358

Total Operating Expenses	256,945	575,585

Income/(Loss) from Operations	(283,548)	(561,094)

Other Income/(Expense)
Interest Expense	(125,999)	(149,333)
Loss on Derivative Liability	(293,171)	(70,237)

Other Income/(Expense)	(419,170)	(219,570)

Net Loss	$(702,718)	$(780,664)

Loss per Common Share - Basic
and Diluted	$(0.01)	$(0.03)

Weighted Average Common Shares
Outstanding - Basic and Diluted	54,990,003	24,886,866

See accompanying notes to unaudited condensed financial statements.

PURAMED BIOSCIENCE, INC.
Unaudited Condensed Statements of Cash Flows

	Three Months Ended
	September 30, 2013	September 30, 2012

Cash flows from operating activities
Net loss	$(702,718)	$(780,664)

Changes in non cash working capital items:
Stock issued for services	-	14,375
Depreciation	572	572
Amortization of intangible assets	13,868	12,406
Amortization of deferred financing fees	3,581	-
Accretion on discount on convertible bond	-	34,166
Accretion on discount on convertible notes	76,701	80,311
Day-one loss on derivative liability	48,092	145,716
Loss (gain) on derivative liability	245,079	(75,479)
Changes in Operating assets and liabilities:
Accounts receivable	(15,638)	3,105
Inventory	4,443	(37,028)
Prepaid expenses	32,006	8,124
Accounts payable	77,377	(12,006)
Accrued wages - officers	52,661	27,300
Accrued expenses	33,748	(3,262)

Net cash used for operating activities	(130,228)	(582,364)

Cash flows from investing activities
Purchase of equipment	(232)	-
Patent acquisition costs	(2,779)	(1,064)

Net cash used for investing activities	(3,011)	(1,064)

Cash flows from financing activities
Proceeds from notes	92,830	555,000
Proceeds from sale of stock and warrants,
net of issuance costs	-	61,350

Net cash provided by financing activities	92,830	616,350

Net (decrease) increase in cash	(40,409)	32,922

Cash at beginning of the period	41,180	562

Cash at end of the period	$771	$33,484

Supplemental disclosures of noncash investing and financing activities and other cash flow information:
Short-term debt and accrued interest converted to
common stock	$50,730	$55,120
Retirement of derivative liability	17,357	68,981
Issuance of derivative liability - convertible debt	151,592	205,000
Interest paid with cash	14,263	32,068

See accompanying notes to unaudited condensed financial statements.

PURAMED BIOSCIENCE, INC.
Notes to Condensed Unaudited Financial Statements

A. Basis of Presentation

The condensed balance sheets as of September 30, 2013, the condensed statements of operations for the three month periods ended September 30, 2013 and 2012 and the condensed statements of cash flows for the three month periods ended September 30, 2013 and 2012 have been prepared by PuraMed BioScience, Inc. (the "Company") without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2013 and the results of operations and cash flows for the three month periods ended September 30, 2013 and 2012 presented herein have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with the United States generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's financial statements and notes thereto for the fiscal year ended June 30, 2013 included in the Annual Report on Form 10-K of the Company filed with the SEC on October 15, 2013.

B. Going Concern

As of September 30, 2013, the Company had negative working capital and minimal funds needed to accomplish its planned business strategy or support its projected expenses. The Company plans to obtain the needed working capital primarily through debt issuances and sales of its common stock, which there is no assurance it will be able to accomplish. If the Company cannot obtain substantial working capital through debt issuances, common stock sales or other sources (if any), it will be forced to curtail its planned business operations. If the Company is unable to obtain additional financing, its ability to continue as a going concern is doubtful.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosure each quarter. Assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and June 30, 2013 are summarized as follows:

	Fair Value as of September 30, 2013
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liability - Warrants	$-	$-	$5,800	$5,800
Derivative Liability – Convertible Debt	-	-	783,962	783,962
Total	$-	$-	$789,762	$789,762

	Fair Value as of June 30, 2013
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liability - Warrants	$-	$-	$10,178	$10,178
Derivative Liability – Convertible Debt	-	-	400,270	400,270
Total	$-	$-	$410,448	$410,448

The following table presents the fair value reconciliation of Level 3 liabilities measured at fair value on a recurring basis during the three months ended September 30, 2013:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
		Derivative
	Derivative	Liability -
	Liability -	Convertible
	Warrants	Debt	Total
Beginning balance, July 1, 2013	$10,178	$400,270	$410,448
Issuance	-	103,500	103,500
Retirements	-	(17,357)	(17,357)
(Gain) loss on derivative liability	(4,378)	297,549	293,171
Ending balance, September 30, 2013	$5,800	$783,962	$789,762

A binomial option-pricing model was used to value the derivative liability with the following inputs:

●
Stock Price – The Stock Price was based on the closing price of the Company’s common stock on the valuation date. The valuation date can either be the date of issuance of the convertible debt note or the last day of a reporting period (the Valuation Date). Stock prices on the Valuation Dates ranged from $0.01 to $0.02.

●	Variable Conversion Price – The variable conversion price was based on 50% to 60% of the average of the three lowest stock bid prices out of the last 10 trading days prior to the Valuation Date.
●	Time to Maturity – The time to maturity was determined based on the length of time between the Valuation Date and the maturity of the debt.
●	Risk Free Rate – The risk free rate was based on the US treasury note rate as of the Valuation Dates with term commensurate with the remaining term of the debt. The risk free rate used was .09%.
●	Volatility – The volatility was based on the historical volatility of the Company, using a time period to calculate volatility commensurate with the Time to Maturity.

PURAMED BIOSCIENCE, INC.
Notes to Condensed Unaudited Financial Statements

Recently Enacted Accounting Standards

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards (ASC) Update No. 2013-11 – Income Taxes. In April 2013, FASB issued ASC Update No. 2013-07 – Presentation of Financial Statements.  In February 2013, FASB issued ASC 2013-04, Liabilities.  In January 2013, FASB issued ASC Update No. 2013-01 – Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.  In October 2012, FASB issued ASC Update No. 2012-04 – Technical Corrections and Improvements.  In August 2012, FASB issued ASC Update No. 2012-03 – Technical Amendments and Corrections to SEC Sections:  Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22.  In July 2012, FASB issued Update No. 2012-02 – Intangibles – Goodwill and Other (Topic 350), testing Indefinite-Lived Intangible Assets for Impairment.

The Company has considered these and other recent accounting pronouncements of which the Company is aware, and the Company believes their adoption has not had, and will not have, any material impact on our financial position or results of operations.

D. Inventory

Inventory consists of raw materials and finished goods. Raw materials are the components, including boxes, inserts, liquid medicine and packaging materials that have not been combined into the final product, ready for sale. Finished goods are the final product, available for sale. The raw materials inventory will be assembled and placed in finished goods inventory when that amount is significantly reduced. Due to the lack of degradation of the material, no adjustment for obsolescence is necessary. Inventory consisted of the following as of September 30, 2013 and June 30, 2013:

	September 30, 2013	June 30, 2013
Raw Materials	$29,316	$29,345
Finished Goods	170,147	174,561
Total Inventory	$199,463	$203,906

E. Notes Payable Transactions

The Company has issued various 8% secured convertible notes (the Convertible Notes). The Company has bifurcated the convertible debt agreements according to the guidance provided by ASC 815-15-25.  The principal and accrued interest for these notes is payable nine to twelve months after issuance, or such earlier date as defined in the agreement.  The notes are convertible by the holder at any time after the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.  The notes are convertible into shares of the Company’s common stock at a price of 50% to 60% of the average of the three lowest closing bid prices of the stock during the defined trading day period ending one day prior to the date of conversion.  The holders are not entitled to convert any portion of the Convertible Notes to the extent that the shares to be issued in connection therewith would cause the holder’s beneficial ownership of the Company’s common stock to exceed 4.99% of the outstanding shares of the Company’s common stock.  Because of the operation of the floating conversion price and the holder’s ability to convert as described above, the Company is unable to determine at any time that number of shares into which the Convertible Notes are convertible. As of September 30, 2013, the balance of the Convertible Notes was $681,980, net of discount of $200,491.

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

In June 2013, TCA restructured its debt agreement with the Company, which constituted a troubled debt restructuring, with the term of the debt extended through January 1, 2014.  The principal balance of the note was increased to $368,757 (which included $14,000 of interest due to TCA) as a result of this debt restructuring.  This balance is included with short-term convertible notes.  Losses incurred as a result of this restructuring totaled $94,132, which consisted of the payment of $75,000 of common stock to TCA, the write-off of a remaining debt discount of $14,375 and an increase in the balance due to TCA of $4,757.  The common stock issued to TCA is redeemable by the Company if TCA does not realize net proceeds of at least $75,000 from the shares within a twelve month period following receipt of the shares; accordingly, it has been classified outside of permanent equity as of September 30, 2013 and June 30, 2013.

In April 2013, two notes were signed with Robert Libauer for a total of $525,000, which are due on April 1, 2014, with 8% interest compounded annually.  These notes are secured by a second position in all the Company’s assets.

F. Stockholders’ Deficit

During the three months ended September 30, 2013, the Company issued a total of 7,269,928 common shares in payment of principal and interest due on convertible notes totaling $50,730.  The shares were valued at $0.007 to $0.012 per share.

During the three months ended September 30, 2013, 1,604,909 common shares were issued in connection with the cashless exercise of warrants.

G. Subsequent Events

Subsequent to September 30, 2013, the Company issued convertible notes payable totaling $46,500, due with interest of 8% on dates ranging from April 1, 2014 to April 22, 2014.

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

Business Structure

PuraMed functions primarily as a research and development, marketing and sales organization. Product manufacturing, packaging, product fulfillment and other operations are outsourced to experienced and reliable third parties through contracts monitored and controlled by PuraMed. PuraMed believes this structure reduces significantly the production costs and manufacturing time related to making the product commercially available.

Product Manufacturing

Production and packaging of PuraMed products are outsourced to various contract manufacturers known by PuraMed’s management from prior substantial business and contract dealings. Due to the business and contacts developed by PuraMed management over the past years with leading contract manufacturers, PuraMed believes it obtains professional and timely production, packaging and delivery for PuraMed products.

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

The Company sources all of its packaging needs of the boxes, box inserts, and 6-pack retail display trays to Proteus Packaging (http://proteuspackaging.com/about-proteus) in Franklin, WI.

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

Sales and Marketing

PuraMed intends to concentrate its efforts on our initial product launch of LipiGesic ® M migraine headache relief product.  When we reach a level of sales that will sustain the product and additional product offerings we will launch a second product.  All of the Company’s additional product offerings will follow the same three-phase process to market as LipiGesic® M:

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

Phase Two Rollout: Retail Drugstores.  The Company is currently undergoing substantial activities in an attempt to gain broader retail distribution for LipiGesic® M through mainstream drug store chains, mass merchandisers, and food chains.  We began retail distribution with the nation’s two largest retail chain drug stores, Walgreens and CVS, and we have continued distribution with CVS but not with Walgreens.  However, the Company is continuing our negotiations with other national retail chains in an effort to broaden our retail distribution.  Due to PuraMed’s management having extensive and good relationships with targeted retail outlets for PuraMed products, the Company believes it has the ability to place our products on the shelf in all our targeted retail outlets.  The Company is in our final stages of our phase two rollout plan now that it has gained distribution with CVS.  The Company hopes to add another national chain drug store before we begin our phase three rollout phase.

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

Trade Advertising – Is expected to consist of retail POS (point-of-sale) materials, coupon redemption program, in-store promotional video, trade magazines like Pharmacy Times, key primary care and medical journals, and NACDS (National Association of Chain Drug Stores) Trade Shows.  In addition, LipiGesic® M will be featured in several key primary care and medical journals.

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

Consumer Advertising – During 2012, print ads ran in 28 markets across the United States.  The testing of 10 and 60 second radio spots began in the first quarter of calendar year 2012.  Television news appearances featuring prominent medical figures and celebrities explaining the results and advantages of LipiGesic® M were aired and are expected to be scheduled again in the future as funding permits.

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

Employees and Facilities

As of November 5, 2013, PuraMed has three employees including its two executive officers, and an office manager. PuraMed anticipates hiring one or more experienced marketing personnel to support the upcoming commercial launches of its initial products.

Results of Operations

Revenues

Revenues consist of wholesale and website sales of the LipiGesic® M migraine product. The wholesale revenue is reduced by coop advertising costs incurred to obtain product placement at large retail drugstores.

Cost of Sales

Cost of sales consists of merchant fees, material, packaging, freight costs and product placement expenses that exceed revenue for the units sold.

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

Salaries include payments to our office manager.

Officers’ salaries include payroll to our Chief Executive Officer, Chief Operating Officer and our Chief Financial Officer.

Other Income Expense

Other Income Expense consists of interest expense and gain/loss on derivative liability.

Comparison of Operations for Three Months Ended September 30, 2013 and 2012

Revenue

Net revenue for the three months ended September 30, 2013 was $0 compared to $27,534 for the three months ended September 30, 2012.  The revenue decreased due to a reduction in retail orders and additional monthly retail service charges to maintain our presence on the shelves of a national drugstore chain where we have distribution.  Sales of $22,611 for the three months ended September 30, 2013 were offset by monthly retail service charges.

Cost of Sales

Cost of sales for the three months ended September 3, 2013 was $26,603, compared to $13,043 for the three months ended September 30, 2012. Cost of sales increased due to damaged inventory.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $43,226 and $55,551 for the three months ended September 30, 2013 and 2012, respectively. The decrease is primarily attributed to the decrease in cost of our product liability insurance policy.

Amortization and Depreciation

Amortization and depreciation expenses for the three months ended September 30, 2013 and 2012 were similar at $14,440 compared to $12,976, respectively.

Professional Fees

Professional fees for the three months ended September 30, 2013 were $107,930 compared to $160,329 for the three months ended September 30, 2012. The decrease was attributed to the reduction in legal fees incurred.

Marketing and Advertising Expense

Marketing and advertising expense for the three months ended September 30, 2013 was $22,990 compared to $247,511 for the three months ended September 30, 2012. The decrease in the expenses was due to a reduction in the marketing and advertising expenditures.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2013 was $0 compared to $14,600 for the three months ended September 30, 2012. The current expense is lower due to a lack of funds available to perform clinical trials.

Salaries

Salaries for the three months ended September 30, 2013 were $7,436, relatively unchanged from $7,260 for the three months ended September 30, 2012.

Officers’ Salaries

Officers’ salaries for the three months ended September 30, 2013 and 2012 were $60,923 and $77,358, respectively. The decrease in salaries is attributed to the resignation of the Company’s Chief Financial Officer on May 15, 2013.

Interest Expense

Interest expense for the three months ended September 30, 2013 and 2012 was $125,999 and $149,333, respectively. The decrease in the expense is attributed to a reduction in the amortization of debt discounts for notes used to finance the Company.

Loss on Derivative Liability

The loss on derivative liability for the three months ended September 30, 2013 and 2012 was $293,171 and $70,237, respectively. The loss on derivative liability is the difference in value using the lattice model for the warrants between the date issued and the quarter ended September 30, 2013 and 2012.

Net Loss

Net loss for the three months ended September 30, 2013 was $702,718 compared to $780,664 for the three months ended September 30, 2012. The decrease in the loss for 2013 was due primarily to lower marketing and advertising expenses due to our lack of funds.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2013, the Company had cash of $771 and negative working capital of $3,475,047.

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

The Successful Outcome of the Clinical Trial - The outcome of our clinical study coupled with the publication of the manuscript in the peer reviewed-medical journal “Headache, The Journal of Head and Face Pain” has proved to be very successful.  It has and is expected to continue to provide us with numerous marketing and promotion opportunities that could significantly help with the retail launch of our LipiGesic® M migraine product.  PuraMed is in the process of executing a detailed marketing plan that focuses on the medical community since the successful outcome of our clinical study trial supports such actions.  Medical marketing efforts geared toward doctors, physician’s assistants, pharmacists, etc. is expected to be very lucrative as a component in our overall marketing strategy  Our second clinical study that focuses specifically on children and adolescents is currently in process.  There are an estimated 10 million migraine sufferers that find themselves in this demographic in the United States.  Children and adolescents that suffer with migraines have limited treatment options as many of the traditional prescription remedies have adverse side effects and are not recommended for use with children and adolescents.  The successful outcome of this clinical trial would indicate LipiGesic® M as an option to children and adolescents suffering with migraines.

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
$3,000,000

Critical Accounting Policies

The discussion in this Plan of Operation should be considered in conjunction with our audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended June 30, 2013, filed with the SEC on October 15, 2013. These financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP).

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

Product Amortization: – PuraMed® BioScience products consist primarily of the cost of trade secrets, formulas, scientific and manufacturing know-how, trade names, marketing material and other intellectual property and are amortized on a straight-line basis over an estimated useful life of seven years. Amortization expense is expected to be $37,614 for fiscal year ending June 30, 2014.

Impairment – Whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, we conduct an impairment analysis of any material intangible assets owned by us. If the results of any such impairment analysis indicate our recorded values for any such assets have declined materially, we will adjust our recorded asset valuations in all of our financial statements to reflect any such decline in value. The Company believes that no impairment existed as of September 30, 2013.

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

Pursuant to rules adopted by the SEC as directed by Section 302 of the Sarbanes-Oxley Act of 2002, the Company’s management, with the participation of the CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) ) as of September 30, 2013. Based on that evaluation, the Company’s CEO concluded that, as of that date, the Company’s disclosure controls and procedures required by paragraph (b) of the Exchange Act Rules 13a-15d-15, were not effective. Management’s assessment identified the following material weaknesses:

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

The Company also disclosed these weaknesses in our Annual Report on Form 10-K for the year ended June 30, 2013, filed with the SEC on October 15, 2013. We recently added external accountants to assist in our accounting processes.

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

ITEM 1A. RISK FACTORS

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2013, filed with the SEC on October 15, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From July 1, 2012 through June 30, 2013, the Company, through private transactions, offered and sold 430,000 shares of common stock to four individual investors for a total of $61,350 net of offering expenses. Sale of these common shares was deemed exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was involved and these shares were offered only to the individual purchasers who are accredited investors. Moreover, the stock certificates for these shares are legended to prevent further transfer, resale or other disposition unless registered under applicable securities laws or exempt from such registration.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the quarter ended September 30, 2013.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

There is no other information required to be disclosed under this item which was not previously disclosed.

ITEM 6. EXHIBITS

See Exhibit Index below
Exhibit Index
Quarterly report on Form 10-Q
For the quarter ended September 30, 2013

31.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	Taxonomy Extension Schema Document

101.CAL	Taxonomy Extension Calculation Linkbase Document

101.DEF	Taxonomy Extension Definition Linkbase Document

101.LAB	Taxonomy Extension Label Linkbase Document

101.PRE	Taxonomy Extension Presentation Linkbase Document

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURAMED BIOSCIENCE, INC.

Date: November 19, 2013	By:	/s/ Russell W. Mitchell
Russell W. Mitchell
Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Russell W. Mitchell	Chief Executive Officer	November 19, 2013
Russell W. Mitchell	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer), Director

/s/ James W. Higgins	Chief Operating Officer, Director	November 19, 2013
James W. Higgins

/s/ Charles Phillips	Director	November 19, 2013
Charles Phillips