Form 10-Q
period 2013-12-31
Puramed Bioscience Inc.
filed 2014-02-19
CIK 1409565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED DECEMBER 31, 2013

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

Large accelerated filer   ☐Accelerated filer   ☐Non-accelerated filer   ☐Smaller reporting company   ☑

Indicate by checkmark whether registrant is a shell company. ☐

There were 316,273,077 shares of Common Stock outstanding as of February 6, 2014.

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED FINANCIAL STATEMENTS

PURAMED BIOSCIENCE, INC.
Unaudited Condensed Balance Sheets

	December 31,	June 30,
	2013	2013
	(unaudited)
ASSETS

Current Assets
Cash	$-	$41,180
Accounts Receivable	-	25,119
Inventory	29,317	203,906
Prepaid Expenses	20,349	56,039
Total Current Assets	49,666	326,244

Property and Equipment
Computer Software	2,483	2,483
Computer Hardware	5,570	5,338
Equipment	2,136	2,136
Accumulated Depreciation	(6,233)	(5,090)
Net Property and Equipment	3,956	4,867

Other Assets
PuraMed Bioscience Products, net of accumulated
amortization of $322,420 and $298,418, respectively	13,612	37,614
Trademarks, net of amortization of $3,592 and $2,754, respectively	14,511	13,383
Patents, net of amortization of $5,856 and $2,928, respectively	89,363	89,511
Deferred Financing Fees	11,183	4,727
Total Other Assets	128,669	145,235

Total Assets	$182,291	$476,346

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$957,403	$627,427
Accrued Wages - Officers	553,570	435,326
Accrued Expenses	199,253	120,040
Short-term Term Note	525,000	525,000
Short-term Convertible Notes, net of discount	528,886	454,025
Convertible Bond Payable, net of discount	598,733	598,733
Derivative Liability - Warrants	1,363	10,178
Derivative Liability - Convertible Debt	882,341	400,270
Total Current Liabilities	4,246,549	3,170,999

Conditionally Redeemable Stock	75,000	75,000

Stockholders' Deficit
Common Stock, $.001 par value, 1,000,000,000 shares
authorized, 142,857,622 shares and 51,110,297 shares issued
and outstanding, respectively	142,858	51,110
Additional Paid in Capital	5,680,179	5,528,469
Accumulated Deficit	(9,962,295)	(8,349,232)

Total Stockholders' Deficit	(4,139,258)	(2,769,653)

Total Liabilities and Stockholders' Deficit	$182,291	$476,346

See accompanying notes to unaudited condensed financial statements.

PURAMED BIOSCIENCE, INC.
Unaudited Condensed Statements of Operations

	Three Months Ended		Six Months Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Net Revenues	$-	$-	$-	$27,534

Cost of Sales	386,013	15,024	412,616	28,067

Gross Loss	(386,013)	(15,024)	(412,616)	(533)

Operating Expenses
Selling, General and Administrative Expenses	54,427	50,557	97,653	106,108
Amortization and Depreciation Expense	14,472	12,975	28,912	25,951
Professional Fees	51,875	110,165	159,805	270,494
Marketing and Advertising Expense	56,857	68,827	79,847	316,338
Research and Development	-	56	-	14,656
Salaries	6,996	7,040	14,432	14,300
Officer's Salaries	60,923	90,462	121,846	167,820

Total Operating Expenses	245,550	340,082	502,495	915,667

Loss from Operations	(631,563)	(355,106)	(915,111)	(916,200)

Other Income/(Expense)
Interest Expense	(170,174)	(146,316)	(296,173)	(295,649)
Gain (Loss) on Derivative Liability	(108,608)	182,062	(401,779)	111,825

Other Income/(Expense)	(278,782)	35,746	(697,952)	(183,824)

Net Loss	$(910,345)	$(319,360)	$(1,613,063)	$(1,100,024)

Loss per Common Share - Basic
and Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.04)

Weighted Average Common Shares
Outstanding - Basic and Diluted	75,623,864	27,552,057	65,306,934	26,219,462

See accompanying notes to unaudited condensed financial statements.

PURAMED BIOSCIENCE, INC.
Unaudited Condensed Statements of Cash Flows

	Six Months Ended
	December 31, 2013	December 31, 2012

Cash flows from operating activities
Net loss	$(1,613,063)	$(1,100,024)

Changes in non cash working capital items:
Depreciation	1,143	1,143
Amortization	27,769	24,810
Amortization of deferred financing fees	10,410	-
Accretion on discount on convertible bond	-	50,490
Accretion on discount on convertible notes	181,649	227,913
Day-one loss on derivative liability	95,394	145,716
Loss (gain) on derivative liability	306,385	(257,541)
Changes in Operating assets and liabilities:
Accounts receivable	25,119	3,370
Inventory	174,589	(33,706)
Prepaid expenses	35,690	(102,601)
Accounts payable	329,976	84,106
Accrued wages - officers	118,244	118,720
Accrued expenses	79,213	130,189

Net cash used for operating activities	(227,482)	(707,415)

Cash flows from investing activities
Patent acquisition costs	-	(5,490)
Property and equipment acquisition costs	(232)	-
Trademark acquisition costs	(1,966)	-

Net cash used for investing activities	(2,198)	(5,490)

Cash flows from financing activities
Proceeds from notes	188,500	655,000
Proceeds from sale of stock and warrants,
net of issuance costs	-	61,350

Net cash provided by financing activities	188,500	716,350

Change in cash	(41,180)	3,445

Cash at beginning of the period	41,180	562

Cash at end of the period	$-	$4,007

Supplemental disclosures of noncash investing and financing activities and other cash flow information:
Short-term debt and accrued interest converted to
common stock	$121,417	$162,240
Retirement of derivative liability - convertible debt	121,523	213,214
Issuance of derivative liability - convertible debt	288,394	205,000
Issuance of common stock for debt discount	-	115,000
Interest paid with cash	14,263	50,717

See accompanying notes to unaudited condensed financial statements.

PURAMED BIOSCIENCE, INC.
Notes to Condensed Unaudited Financial Statements

A. Basis of Presentation

The condensed balance sheets as of December 31, 2013, the condensed statements of operations for the three and six month periods ended December 31, 2013 and 2012 and the condensed statements of cash flows for the six month periods ended December 31, 2013 and 2012 have been prepared by PuraMed BioScience, Inc. (the "Company") without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of December 31, 2013 and the results of operations and cash flows for the three and six month periods ended December 31, 2013 and 2012 presented herein have been made.

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

B. Going Concern

As of December 31, 2013, the Company had negative working capital and minimal funds needed to accomplish its planned business strategy or support its projected expenses. The Company plans to obtain the needed working capital primarily through debt issuances and sales of its common stock, which there is no assurance it will be able to accomplish. If the Company cannot obtain substantial working capital through debt issuances, common stock sales or other sources (if any), it will be forced to curtail its planned business operations. If the Company is unable to obtain additional financing, its ability to continue as a going concern is doubtful.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosure each quarter. Assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and June 30, 2013 are summarized as follows:

	Fair Value as of December 31, 2013
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liability - Warrants	$-	$-	$1,363	$1,363
Derivative Liability – Convertible Debt	-	-	882,341	882,341
Total	$-	$-	$883,704	$883,704

	Fair Value as of June 30, 2013
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liability - Warrants	$-	$-	$10,178	$10,178
Derivative Liability – Convertible Debt	-	-	400,270	400,270
Total	$-	$-	$410,448	$410,448

The following table presents the fair value reconciliation of Level 3 liabilities measured at fair value on a recurring basis during the six months ended December 31, 2013:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
		Derivative
	Derivative	Liability -
	Liability -	Convertible
	Warrants	Debt	Total
Beginning balance, July 1, 2013	$10,178	$400,270	$410,448
Issuance	-	193,000	193,000
Retirements	-	(121,523)	(121,523)
(Gain) loss on derivative liability	(8,815)	410,594	401,779
Ending balance, December 31, 2013	$1,363	$882,341	$883,704

A binomial option-pricing model was used to value the derivative liability with the following inputs:

●
Stock Price – The Stock Price was based on the closing price of the Company’s common stock on the valuation date. The valuation date can either be the date of issuance of the convertible debt note or the last day of a reporting period (the Valuation Date). Stock prices on the Valuation Dates ranged from $0.002 to $0.02.

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

D. Inventory

Inventory consists of raw materials and finished goods. Raw materials are the components, including boxes, inserts, liquid medicine and packaging materials that have not been combined into the final product, ready for sale. Finished goods are the final product, available for sale. The raw materials inventory will be assembled and placed in finished goods inventory when that amount is significantly reduced. Due to the lack of degradation of the material, no adjustment for obsolescence is necessary. Inventory consisted of the following as of December 31, 2013 and June 30, 2013:

	December 31, 2013	June 30, 2013
Raw Materials	$29,317	$29,345
Finished Goods	166,416	174,561
Reserve for inventory obsolescence	(166,416)	-
Total Inventory	$29,317	$203,906

E. Notes Payable Transactions

The Company has issued various 8% secured convertible notes (the Convertible Notes). The Company has bifurcated the convertible debt agreements according to the guidance provided by ASC 815-15-25.  The principal and accrued interest for these notes is payable nine to twelve months after issuance, or such earlier date as defined in the agreement.  The notes are convertible by the holder at any time after the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.  The notes are convertible into shares of the Company’s common stock at a price of 50% to 60% of the average of the three lowest closing bid prices of the stock during the defined trading day period ending one day prior to the date of conversion.  The holders are not entitled to convert any portion of the Convertible Notes to the extent that the shares to be issued in connection therewith would cause the holder’s beneficial ownership of the Company’s common stock to exceed 4.99% of the outstanding shares of the Company’s common stock.  Because of the operation of the floating conversion price and the holder’s ability to convert as described above, the Company is unable to determine at any time that number of shares into which the Convertible Notes are convertible. As of December 31, 2013, the balance of the Convertible Notes was $705,835, net of discount of $176,949.

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

PURAMED BIOSCIENCE, INC.
Notes to Condensed Unaudited Financial Statements

E. Notes Payable Transactions (continued)

The Company entered into a convertible note in the amount of $500,000 with an individual who is now a Director of the Company on November 13, 2009.  The note expired on November 12, 2012, and a new note in the amount of $598,733 was entered into on January 31, 2013, with an interest rate of 8% and the right to pay off the note in whole or in part at any time.  The new note is the balance of the former note plus expenses of $98,233, paid by the Board Member on behalf of the Company.

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

In June 2013, TCA restructured its debt agreement with the Company, which constituted a troubled debt restructuring, with the term of the debt extended through January 1, 2014.  Subsequent to December 31, 2013 the Company has been in negotiations with the Lender to further restructure the debt agreement.  Presently final terms of the loan restructure have not been completed.   The principal balance of the note was increased to $368,757 (which included $14,000 of interest due to TCA) as a result of this debt restructuring.  This balance is included with short-term convertible notes.  Losses incurred as a result of this restructuring totaled $94,132, which consisted of the payment of $75,000 of common stock to TCA, the write-off of a remaining debt discount of $14,375 and an increase in the balance due to TCA of $4,757.  The common stock issued to TCA is redeemable by the Company if TCA does not realize net proceeds of at least $75,000 from the shares within a twelve month period following receipt of the shares; accordingly, it has been classified outside of permanent equity as of December 31, 2013 and June 30, 2013.

In April 2013, two notes were signed with Robert Libauer for a total of $525,000, which are due on April 1, 2014, with 8% interest compounded annually.  These notes are secured by a second position in all the Company’s assets.

During the three months ended December 31, 2013, the Company has issued various secured convertible notes totaling $96,000 with four different organizations (Asher, JMJ, Tonaquint, Brighton Capital).  The interest rates on these convertible notes vary from 8% to 22%.

F. Stockholders’ Deficit

During the six months ended December 31, 2013, the Company issued a total of  69,119,989 common shares in payment of principal and interest due on convertible notes totaling $126,820.  The shares were valued at $0.0007 to $0.028 per share.

During the six months ended December 31, 2013, 22,627,336 common shares were issued in connection with the cashless exercise of warrants.

G. Subsequent Events

Subsequent to December 31, 2013, the Company issued convertible notes payable totaling $105,500, due with interest ranging from 8% to 10% with maturity dates ranging from being due on demand to February 3, 2015.

Subsequent to December 31, 2013, the Company issued a total of 86,791,345 common shares in payment of principal and interest due on convertible notes totaling $76,470 ($71,910 Principal and $4,560 Interest).  The shares were valued at $0.00073 to $0.001.

Subsequent to December 31, 2013, 71,867,403 common shares were issued in connection with the cashless exercise of warrants.

Subsequent to December 31, 2013, the Company issued a total of  31,400,000 common shares in payment of principal and interest due on a convertible note totaling $23,700.  The shares were valued at $0.000720 to $0.000780.

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

Background

PuraMed® BioScience, Inc. (“PuraMed” or the “Company”) was incorporated in Minnesota on May 9, 2006, as a wholly-owned subsidiary of Wind Energy America, Inc. (formerly “Dotronix, Inc.”) for the purpose of engaging in the business of developing and marketing non-prescription, over-the-counter healthcare products to remedy various ailments.

In late 2006, PuraMed’s former parent company decided to spin off its PuraMed subsidiary and related healthcare products business. Accordingly, on April 12, 2007, Wind Energy America, Inc. affected a spin-off of PuraMed to shareholders of Wind Energy America, Inc. on a pro rata dividend basis of one common share of PuraMed for each five common shares of Wind Energy America, Inc. Since April 12, 2007, the effective date of the spin-off, PuraMed and Wind Energy America, Inc. have operated separately, with their respective managements, businesses, assets, and capital structures being completely independent from each other.

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

The Company entered the over-the-counter (OTC) healthcare products marketplace in December 2009, by employing “direct-to-consumer” marketing for our migraine remedy via television commercials and print articles.   The Company is currently undergoing substantial activities to gain broad retail distribution through mainstream drug store chains, mass merchandisers, and food chains.

The Company has maintained a retail presence in one of the top national chain drug stores, CVS, and also had a presence in Walgreens. The Company is also in negotiations with several additional large retailers to stock our LipiGesic® M, migraine product.

PuraMed executes marketing campaigns that utilize clinical trial results to overcome consumer and retailer skepticism and to provide third-party validation of LipiGesic M’s efficacy. PuraMed is nearing the completion of a second clinical study measuring the efficacy of LipiGesic M’s feverfew, ginger and olive oil formulation in pediatric and adolescent populations. The Company is currently developing a social marketing campaign, medical community detailing and sampling strategy, and is researching the implementation of a continuing medical education (CME) program for doctors and pharmacists.

The Company continues to develop and grow its intellectual property and product portfolio, which is expected to substantially enhance shareholder value. Our scientific team has gained significant and exciting evidence from our initial research and management, which we expect will assist us in the development of a new generation of botanically derived anti-inflammatory and pain management products with broad applications.

LipiGesic® M

LipiGesic® M provides acute relief from migraine pain and associated symptoms with a formulation that contains the herbs feverfew and ginger as principal ingredients. PuraMed BioScience holds a US patent on the LipiGesic M formulation, which has been clinically tested and has been found to provide relief in 64 percent of migraine occurrences. The formulation is unique and often provides relief from severe headache pain and associated symptoms in minutes.

LipiGesic® M is effective, available as a non-prescription remedy, provides a side effect profile similar to placebo, and is significantly lower in cost compared to more expensive prescription migraine drugs.

In light of the current Food and Drug Administration warnings regarding acetaminophen, ibuprofen, and naproxen sodium, along with the recently published American Headache Society guidelines that recommend restricting the frequency of use of both prescription and non-prescription headache treatments, PuraMed believes that the adoption of LipiGesic M by the consumer and healthcare providers as a viable remedy will allow the product to capture a significant segment of the migraine headache remedy market.

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

Therefore, we believe that migraine headaches constitute a severe and disabling condition for millions of people in America ... and worldwide.

LipiGesic® H

LipiGesic® H provides relief for tension-type headaches which affect up to 90 percent of Americans at some point in their lives. LipiGesic® H is a unique sublingually delivered formulation utilizing acetylsalicylic acid and St. John’s Wort.

The combination of these two ingredients not only provides pain relief, but provides also relief from the anxiety that often exacerbates that pain. Current non-prescription tension headache pills often take up to an hour to begin working, and they often exhibit unwanted and dangerous side effects including stomach damage, liver damage, and rebound headaches. Prescription formulations often list even more dangerous side effects and are significantly more expensive.

Due to the use of sublingual delivery, the LipiGesic® H formulation can provide a safer, faster-acting alternative, while also dramatically reducing the potential for harmful side effects. LipiGesic® H will offer the hundreds of millions of Americans who suffer from tension-type headaches relief that is superior while also lowering their cost and risks of harmful side effects.

LipiGesic® PM

LipiGesic® PM is a new class of non-prescription sleep aid without any known side effects, which contains a proprietary blend of natural ingredients including Valerian, St. John’s Wort, and Chamomile. We believe that the proprietary blend of these ingredients provides an effective remedy for insomnia and other sleep disorders. The non-prescription sleep-aid market features products based on antihistamines, which are designed to treat allergies.

Accordingly, the LipiGesic® PM product provides a wide-open market opportunity for an effective, natural alternative to prescription medications, which are somewhat addictive and often cause withdrawal symptoms and other side effects. We plan to price LipiGesic® PM as a premium sleep aid product, which will provide us with a projected gross margin of approximately 80 percent. This large margin should leave us substantial room for ample introductory promotion, product allowances, and other incentives conducive to achieve rapid market penetration.

Similar to the migraine remedy market, the market for sleep-aid products represents a sizable segment of the overall healthcare products marketplace. We believe that over half of all adults in the US suffer from sleep disorders and that many of them experience persistent insomnia. The National Center on Sleep Disorders has reported that there are as many as 70 million problem sleepers in the U.S., with many of them suffering from chronic sleep disorders. We believe that insomnia is second only to pain as a healthcare complaint.

Future LipiGesic® Products

We have completed development of additional non-prescription products in the LipiGesic line, which we intend to launch after establishing a solid market for our initial products.

Sublingual Delivery System

LipiGesic® M (Migraine), LipiGesic® H (Tension Headache), and LipiGesic® PM (Insomnia) are non-prescription, liquid-gel medications that will be absorbed “under-the-tongue” known as “sublingual.” The use of sublingual delivery provides fast relief for whatever ailment or condition that is being treated. Unlike the majority of pills and medications absorbed through the stomach directly, PuraMed products are placed under the tongue and are absorbed into the bloodstream through the capillaries under the tongue. Advantages of sublingual dispensing of drugs and medications include faster acting absorption for quick relief, improved efficacy, less stomach upset, and fewer side effects.

PuraMed has secured reliable contract manufacturers to produce and package PuraMed medications in easy-to-use, pre-measured sublingual dispensers. These selected contractors are experienced in the production and packaging of this type of dispenser. PuraMed believes that our benchmark use of sublingual dispensers will distinguish our products favorably in comparison to most competing OTC products now in the marketplace.

Regulation of PuraMed Products

Unlike prescription drugs or medications, non-prescription healthcare remedies such as PuraMed products do not require FDA approval prior to entering the market. They are nonetheless subject to substantial FDA and other federal regulations governing their use, labeling, advertising, manufacturing, and ingredients. PuraMed believes that our current and proposed development, formulation, marketing, and other practices and procedures will comply fully with all governmental regulations applicable to PuraMed products.

Business Structure

PuraMed functions primarily as a research and development, marketing and sales organization. Product manufacturing, packaging, product fulfillment and other operations are outsourced to experienced and reliable third parties through contracts monitored and controlled by PuraMed. PuraMed believes this structure significantly reduces production costs and manufacturing time related to making the product commercially available.

Product Manufacturing

Production and packaging of PuraMed products are outsourced to various contract manufacturers known by PuraMed’s management from prior substantial business and contract dealings. Due to the business and contacts developed by PuraMed management over the past years with leading contract manufacturers, PuraMed believes it obtains professional and timely production, packaging, and delivery for PuraMed products.

The Company outsources four main components of our production process to third-party vendors. The process begins with the sourcing of raw materials, manufacturing of the liquid-gel medicine, testing, and quality assurance of the product itself by Hillestad Pharmaceuticals (http://www.hillestadlabs.com/) in Woodruff, Wisconsin. Hillestad Pharmaceuticals is an FDA licensed prescription drug manufacturer.

The Company sources all of its packaging needs of the boxes, box inserts, and 6-pack retail display trays to Proteus Packaging (http://proteuspackaging.com/about-proteus) in Franklin, Wisconsin.

The final packaging process is completed by the Unette Corporation (http://www.unette.com/index.html) in Randolph, New Jersey. This includes the filling of the 3-ml applicator with the liquid-gel medication, the packing of the retail boxes, and the packaging of the master cases.

The Company uses Great Lakes Fulfillment (http://glfulfillment.com) in Lewiston, MA for all of our eCommerce and retail distribution needs.

Clinical Trials

Conducting clinical trials is a very important component the Company’s marketing plan. With our goal to get medical professionals to review, endorse, and recommend our product, clinical evidence to support the products’ claims is a prerequisite. The Company has and will continue to attend medical trade shows that attract medical professionals such as doctors, nurses, and pharmacists to present the Company’s clinical research regarding our LipiGesic® M migraine product.

The outcome of our first clinical study was extremely favorable. After 2 hours, 64 percent of migraines treated with LipiGesic® M were reduced to mild or no pain. The study concludes that sublingual (under-the-tongue) feverfew/ginger appears safe and effective as a first-line abortive treatment for a population of migraineurs who frequently experience mild headache prior to the onset of moderate to severe headache. It appears to be well tolerated and has no known contraindications with other acute migraine treatments for migraine.

As a result of the success of our first clinical study, the manuscript was accepted for publication in the July/August 2011 edition of the top ranked, peer-reviewed, medical journal Headache, The Journal of Head and Face Pain. It has and is expected to continue to provide us with numerous marketing and promotional opportunities that could significantly help with the retail launch of our LipiGesic® M migraine product.

The results of the first clinical trial were subsequently reanalyzed, and LipiGesic M was reported to have “robust efficacy” in the treatment of acute migraine and migraine associated symptoms.

Our second clinical study that focuses on LipiGesic M’s efficacy on the pediatric and adolescent population is nearing completion.

Children and adolescents that suffer with migraines have limited treatment options as many of the traditional prescription remedies have adverse side effects and are not recommended for use with children and adolescents. There are an estimated 10 million migraine sufferers that find themselves in this demographic in the United States.

There are plans to conduct a large population study of LipiGesic M in cooperation with the National Headache Foundation. The start date of this study has yet to be determined.

Sales and Marketing

PuraMed intends to concentrate its efforts on its initial product LipiGesic M migraine headache relief product.  When it reaches a level of sales that will sustain the product and additional product offerings, PuraMed will launch a second product. All of the Company’s additional product offerings will follow a pre-determined marketing strategy based on performance and specific milestones.

PuraMed will continue to use a variety of marketing media to increase consumer awareness of the LipiGesic M brand. There has been increased interest in e-tailing Amazon.com, the medical sampling project, which had been on hold during the last few months, and is expected to be implemented in March and April 2014.

The development of a new social media strategy will also increase online awareness utilizing several social media platforms to create a dialogue with consumers.

The Company is currently engaging in substantial activities in an attempt to gain broader retail distribution for LipiGesic M through mainstream drug store chains, mass merchandisers, and food chains.  We began retail distribution with the nation’s two largest retail chain drug stores, Walgreens and CVS, and we have continued distribution with CVS, but not with Walgreens. However, the Company is continuing our negotiations with other national retail chains in an effort to broaden our retail distribution. The Company hopes expand the retail placement of our migraine product in an additional 21,000 targeted retail outlets including mass merchandisers such as Wal-Mart and Target, food store chains such as SuperValu, Kroger and Safeway, and additional well-known regional drugstores. These retailers were targeted according to various material criteria, including cost of entry, geography, demographics and consumer preference.

The Company is currently undertaking substantial activities in an attempt to gain broader retail distribution for LipiGesic® M through international distributors, as well.

PuraMed will continue its efforts to gain awareness in the medical community through efforts through direct marketing efforts targeted at medical professionals including physicians, pharmacists, nurse practitioners and physician assistants. This may also include attendance at medical conferences attended by Company representatives. Venues may include Diamond Headache Conference, American College of Physicians, National Conference of Nurse Practitioners, the AphA Pharmacy conference, and others.

The Company will continue  to utilize medical spokespersons to promote our LipiGesic® M product as they are available.  They include Dr. Roger Cady, who is the founder of Headache Care Center, Clinvest and Primary Care Education Network; and Dr. Jerome Goldstein, who is a board certified medical neurologist with a special interest in the diagnosis, treatment, prevention, and cure of headache.

The Company’s  two-count, fold-over, sample pack sufficient to treat one migraine headache, will be a key component of the direct-mail campaign to healthcare providers, who specialize in the treatment of migraine. This program will target headache specialists, primary care practitioners, veterans, and interested consumers from our social marketing and eCommerce efforts.

During the last 12 months, PuraMed’s LipiGesic product was featured on the Big Biz Show several times. These appearances led to a guest appearance on Armed Forces Radio. The leadership of PuraMed will continue to pursue and take advantage of these opportunities.

One study indicates that soldiers were shown to have two to four times the incidence rate of migraine as compared to the general population.  In response to this, the Company has been and continues to provide veterans and members of the armed forces with a free sample of LipiGesic M.  LipiGesic M is among the top four items requested in the America Cares Project care packages that are delivered by Honor Our Troops to US military personnel serving in Afghanistan.

The company will continue to develop relationships for it Business-to-Business program. American businesses lose millions of dollars each year, due to migraines, which lead to employee absenteeism or diminished performance. The Company is initiating a business-to-business program to show other companies how they can save money by decreasing lost production hours.

Web Presence and Social Marketing will be aggressively implemented. The Company currently maintains a corporate website at www.puramedbioscience.com and a product website at www.lipigesic.com. Our product website has gone through a substantial renovation and includes a blog, sampling program, promotional media, and testimonial page.

Social media marketing utilizing Facebook and Twitter is projected to increase during the second quarter of 2014. In addition to providing product information, this program is designed as a tool to direct consumers to retail locations and special promotions. In addition to social media campaigns, PuraMed plans to create e-newsletters for consumers and investors during the second quarter of 2014.

Competition

The non-prescription healthcare market in which PuraMed is engaged is intensely competitive. PuraMed faces the same challenges as other start-up and established OTC drug companies within their respective product classes. Virtually all direct competitors to the PuraMed product line have substantially greater financial, personnel, development, marketing, and other resources than those possessed by PuraMed, which places PuraMed at a definite competitive disadvantage. Main competitors of PuraMed will have substantially larger sales volumes than PuraMed expects to realize, and also greater business diversification in most cases.

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

Intellectual Property

PuraMed owns and asserts proprietary intellectual property rights regarding its various products, including a patent, trademarks, formulation technology, ingredients, and drug delivery procedures or methods.  The future growth and success of the Company will depend in large part upon its ability to protect its trademarks, trade names and trade secrets. In addition to applying for certain product patents, PuraMed will rely upon trade secrets, proprietary know-how, and continuing development and innovation to compete in its OTC marketplace. Although no claims or threats of product or patent infringement have arisen regarding PuraMed or its products, there is no assurance PuraMed will be able to protect its intellectual property effectively, and any failure to do so would be harmful to PuraMed.

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

Future Health and Wellness Opportunities

In its mission to be primarily a research, development, marketing, and sales organization, PuraMed has been building relationships with companies to access other health and wellness products and technologies. These products and technologies address national and international needs and will expand the Company’s product offerings. PuraMed plans to distribute these products globally through strategic partnerships, manufacturing alliances, and national and international licensing and branding agreements.

These state-of-the-art technologies provide needed solutions to combat infection, provide effective and affordable pain relief, fight glaucoma, and improve appearance and brain function. These products utilize leading-edge formulations, delivery systems, and naturally derived active ingredients, for use in medical applications for both the human population and animals.

Due to PuraMed’s management having extensive and working relationships within the scientific and pharmaceutical communities, the Company believes it has the ability to produce and distribute these additional product lines to consumers through retail, direct–response, online, and wholesale distribution channels as is appropriate to the unique markets they serve.

 Employees and Facilities

As of February 18, 2014, PuraMed has three employees including its two executive officers, and an office manager. PuraMed anticipates hiring one or more experienced marketing personnel to support the upcoming commercial launches of its initial products.

Corporate Contact Data

The address of the Company in suburban Wausau, Wisconsin, is 1326 Schofield Avenue, P.O. Box 677, Schofield, WI 54476; our telephone number is (715) 359-6373 and our corporate and product website addresses are www.puramedbioscience.com and www.lipigesic.com, respectively.

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

Comparison of Operations for Three Months Ended December 31, 2013 and 2012

Revenue

Net revenue for the three months ended December 31, 2013 and 2012 was $0.

Cost of Sales

Cost of sales for the three months ended December 31, 2013 was $386,013 compared to $15,024 for the three months ended December 31, 2012. The cost of sales increased mainly due to 1) allowing for obsolete finished goods inventory in the amount of $166,415, and 2) a customer informed the company that product in the amount of $212,019 was defective due to required packaging changes. The Company therefore wrote off the defective inventory.  The finished goods inventory allowance was recorded because of decreased sales and inventory turnover. receiving retail product returns that were damaged, which product was written off in the amount of $212,019.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $54,427 and $50,557 for the three months ended December 31, 2013 and 2012, respectively. The increase is primarily attributed to bad debt expense of $20,511 and $0 during the three months ended December 31, 2013 and 2012, respectively, which was partially offset by decreased insurance expenses.

Amortization and Depreciation

Amortization and depreciation expenses for the three months ended December 31, 2013 and 2012 were similar at $14,472 compared to $12,975, respectively.

Professional Fees

Professional fees for the three months ended December 31, 2013 were $51,875 compared to $110,165 for the three months ended December 31, 2012. The decrease was attributed to the reduction in payments to consultants.

Marketing and Advertising Expense

Marketing and advertising expense for the three months ended December 31, 2013 was $56,857 compared to $68,827 for the three months ended December 31, 2012. The decrease in the expenses was due to a reduction in the marketing and advertising expenditures.

Research and Development Expenses

Research and development expenses were similar for the three months ended December 31, 2013 was $0 compared $56 for the three months ended December 31, 2012.

Salaries

Salaries for the three months ended December 31, 2013 were $6,996, relatively unchanged from $7,040 the three months ended December 31, 2012.

Officers’ Salaries

Officers’ salaries for the three months ended December 31, 2013 and 2012 were $60,923 and $90,462, respectively. The decrease in salaries is attributed to the resignation of the Company’s Chief Financial Officer on May 15, 2013.

Interest Expense

Interest expense increased to $170,174 during the three months ended December 31, 2013 from $146,316 for the three months ended December 31, 2012. This increase was caused primarily by the increase in notes payable outstanding.

Gain (Loss) on Derivative Liability

The loss on derivative liability for the three months ended December 31, 2013 was $108,608 and the gain on derivative liability for the three months ended December 31, 2012 was $182,062. The loss or gain on derivative liability is the difference in value using the lattice model for the warrants between the date issued and the quarter ended December 31, 2013 and 2012.

Net Loss

Net loss for the three months ended December 31, 2013 was $910,345 compared to $319,360 for the three months ended December 31, 2012. The increase in the loss for 2013 was due primarily to reserving for finished goods inventory, expensing defective inventory due to required packaging changes and a lack of revenue.

Comparison of Operations for Six Months Ended December 31, 2013 and 2012

Revenue

Net revenue for the six months ended December 31, 2013 was $0 compared to $27,534 for the six months ended December 31, 2012.  The decrease is due to a reduction in retail orders.

Cost of Sales

Cost of sales for the six months ended December 31, 2013 was $412,616 compared to $28,067 for the six months ended December 31, 2012. The cost of sales increased mainly due to 1) allowing for obsolete finished goods inventory in the amount of $166,415, and 2) a customer informed the company that product in the amount of $212,019 was defective due to required packaging changes. The Company therefore wrote off the defective inventory.  The finished goods inventory allowance was recorded because of decreased sales and inventory turnover. receiving retail product returns that were damaged, which product was written off in the amount of $212,019.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $97,653 and $106,108 for the six months ended December 31, 2013 and 2012, respectively. The decrease is primarily attributed to the decrease in cost of our insurance expenses, which was partially offset by an increase in bad debt expense.

Amortization and Depreciation

Amortization and depreciation expenses for the six months ended December 31, 2013 and 2012 were similar at $28,912 compared to $25,951 respectively.

Professional Fees

Professional fees for the six months ended December 31, 2013 were $159,805 compared to $270,494 for the six months ended December 31, 2012. The decrease was attributed to the reduction in consulting and legal fees incurred.

Marketing and Advertising Expense

Marketing and advertising expense for the six months ended December 31, 2013 was $79,847 compared to $316,338 for the six months ended December 31, 2012.  The decrease in the expenses was due to a reduction in the marketing and advertising expenditures.

Research and Development Expenses

Research and development expenses for the six months ended December 31, 2013 was $0 compared to $14,656 for the six months ended December 31, 2012. The decrease is due to the fact that we did not incur any R&D expenses in the six months ended December 31, 2013.

Salaries

Salaries for the six months ended December 31, 2013 were $14,432, relatively unchanged from $14,300 for the six months ended December 31, 2012.

Officers’ Salaries

Officers’ salaries for the six months ended December 31, 2013 and 2012 were $121,846 and $167,820, respectively. The decrease in salaries is attributed to the resignation of the Company’s Chief Financial Officer on May 15, 2013.

Interest Expense

Interest expense for the six months ended December 31, 2013 and 2012 was $296,173 and $295,649, respectively. The interest expense is comprised of interest accrued for outstanding debt instruments as well as the amortization of debt discounts for notes used to finance the Company.

Gain (Loss) on Derivative Liability

The loss on derivative liability for the six months ended December 31, 2013 was $401,779 and the gain on derivative liability for the six months ended December 31, 2012 was $111,825. The loss or gain on derivative liability is the difference in value using the lattice model for the warrants between the date issued and the six months ended December 31, 2013 and 2012.

Net Loss

Net loss for the six months ended December 31, 2013 was $1,613,063 compared to $1,100,024 for the six months ended December 31, 2012.  The increase in the loss for 2013 was due primarily to reserving for finished goods inventory, expensing defective inventory due to required packaging changes and a lack of revenue.

Financial Condition, Liquidity and Capital Resources

As of December 31, 2013, the Company had cash of $0 and negative working capital of $4,296,215.

We intend to raise the funds needed to implement our plan of operation through both private sales of debt and equity securities. There is no assurance, however, that we will be successful in raising the necessary capital to implement our business plan, either through debt or equity sources.

Business Strategy

PuraMed’s business strategy going forward is to advertise and promote of its flagship migraine product LipiGesic® M in order to drive sales at our retail drug chains and to generate revenue.   PuraMed’s primary goal is to achieve continual material growth of LipiGesic® product sales through mainstream drug, mass merchandiser and food retail channels while at the same time promoting LipiGesic® brand awareness to realize substantial profitability as soon as possible. To implement this strategy, PuraMed intends to execute the following activities during the next twelve months:

The Successful Outcome of the Clinical Trial - The outcome of our clinical study coupled with the publication of the manuscript in the peer reviewed-medical journal “Headache, The Journal of Head and Face Pain” has proved to be very successful.  It has and is expected to continue to provide us with numerous marketing and promotion opportunities that could significantly help with the retail launch of our LipiGesic® M migraine product.  PuraMed is in the process of executing a detailed marketing plan that focuses on the medical community since the successful outcome of our clinical study trial supports such actions. The plan will include renewed detailing, mailings and samples along with internet efforts once all of the funding obtained.  The study, re-analysis and the Drugs article are all available on our website. Medical marketing efforts geared toward doctors, physician’s assistants, pharmacists, etc. is expected to be very lucrative as a component in our overall marketing strategy.  Our second clinical study that focuses specifically on children and adolescents is currently in process.  There are an estimated 10 million migraine sufferers that find themselves in this demographic in the United States.  Children and adolescents that suffer with migraines have limited treatment options as many of the traditional prescription remedies have adverse side effects and are not recommended for use with children and adolescents.  The successful outcome of this clinical trial will also enhance this effort.

Commercialize PuraMed Products – In addition to raising the necessary funds to continue operations, PuraMed’s primary focus for the remainder of calendar year 2014 will be to gain distribution with one or more additional national chain drug stores.  In addition, the Company will be implementing a marketing campaign utilizing its successful clinical study.  The Company has begun the execution of our marketing campaign utilizing our Clinical Trials to overcome consumer and retailer skepticism and provide third party validation of our migraine products efficacy.  The Company’s marketing efforts will have a strong consumer emphasis including a Social Marketing campaign, medial community detailing and sampling, Continuing Medical Education (CME) program for doctors and pharmacists, Medical conference participation and Celebrity endorsements.   In addition our website and eCommerce efforts will be enhanced to optimize our internet sales as a result of our new marketing campaign.  PuraMed also has plans to test direct response radio advertising and upgrade its Social Marketing efforts that include Facebook, Twitter, and YouTube.

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

Impairment – Whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, we conduct an impairment analysis of any material intangible assets owned by us. If the results of any such impairment analysis indicate our recorded values for any such assets have declined materially, we will adjust our recorded asset valuations in all of our financial statements to reflect any such decline in value. The Company believes that no impairment existed as of December 31, 2013.

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

Pursuant to rules adopted by the SEC as directed by Section 302 of the Sarbanes-Oxley Act of 2002, the Company’s management, with the participation of the CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) ) as of December 31, 2013. Based on that evaluation, the Company’s CEO concluded that, as of that date, the Company’s disclosure controls and procedures required by paragraph (b) of the Exchange Act Rules 13a-15d-15, were not effective. Management’s assessment identified the following material weaknesses:

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the quarter ended December 31, 2013.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

There is no other information required to be disclosed under this item which was not previously disclosed.

ITEM 6. EXHIBITS

See Exhibit Index below
Exhibit Index
Quarterly report on Form 10-Q
For the quarter ended December 31, 2013

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

PURAMED BIOSCIENCE, INC.

Date: February 19, 2014	By:	/s/ Russell W. Mitchell
Russell W. Mitchell
Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Russell W. Mitchell	Chief Executive Officer	February 19, 2014
Russell W. Mitchell	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer), Director

/s/ James W. Higgins	Chief Operating Officer, Director	February 19, 2014
James W. Higgins

/s/ Charles Phillips	Director	February 19, 2014
Charles Phillips