Form 10-Q
period 2014-03-31
Puramed Bioscience Inc.
filed 2014-05-20
CIK 1409565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED March 31, 2014

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

There were 1,070,272,991 shares of Common Stock outstanding as of May 13, 2014.

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED FINANCIAL STATEMENTS

PURAMED BIOSCIENCE, INC.
Unaudited Condensed Balance Sheets

	March 31,	June 30,
	2014	2013
	(unaudited)
ASSETS

Current Assets:
Cash	$2,263	$41,180
Accounts Receivable	-	25,119
Inventory	29,295	203,906
Prepaid Expenses	20,341	56,039
Total Current Assets	51,899	326,244

Property and Equipment:
Computer Software	2,483	2,483
Computer Hardware	5,570	5,338
Equipment	2,136	2,136
Accumulated Depreciation	(6,804)	(5,090)
Net Property and Equipment	3,385	4,867

Other Assets:
PuraMed Bioscience Products, net of accumulated
amortization of $334,420 and $298,418, respectively	1,612	37,614
Trademarks, net of amortization of $4,028 and $2,754, respectively	14,230	13,383
Patents, net of amortization of $7,320 and $2,928, respectively	88,147	89,511
Deferred Financing Fees	14,455	4,727
Total Other Assets	118,444	145,235

Total Assets	$173,728	$476,346

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts Payable	$866,749	$627,427
Accrued Wages - Officers	427,230	435,326
Accrued Expenses	232,388	120,040
Short-term Term Note	525,000	525,000
Short-term Convertible Notes, net of discount	316,349	454,025
Convertible Bond Payable	598,733	598,733
Derivative Liability - Warrants	2,284	10,178
Derivative Liability - Convertible Debt	1,317,757	400,270
Total Current Liabilities	4,286,490	3,170,999

Conditionally Redeemable Stock	190,000	75,000

Commitments and Contingencies

Stockholders' Deficit:
Common Stock, $.001 par value, 1,000,000,000 shares
authorized, 977,859,767 shares and 51,110,297 shares issued
and outstanding, respectively	977,860	51,110
Additional Paid in Capital	6,625,782	5,528,469
Accumulated Deficit	(11,906,404)	(8,349,232)
Total Stockholders' Deficit	(4,302,762)	(2,769,653)

Total Liabilities and Stockholders' Deficit	$173,728	$476,346

See accompanying notes to unaudited condensed financial statements.

PURAMED BIOSCIENCE, INC.
Unaudited Condensed Statements of Operations

	Three Months Ended		Nine Months Ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Net Revenues	$-	$-	$-	$27,534

Cost of Sales	3,027	5,218	415,643	33,285

Gross Loss	(3,027)	(5,218)	(415,643)	(5,751)

Operating Expenses
Selling, General and Administrative Expenses	142,437	83,764	240,090	189,872
Amortization and Depreciation Expense	14,470	14,441	43,382	40,392
Professional Fees	26,864	102,830	186,669	373,324
Marketing and Advertising Expense	(2,993)	59,358	76,854	375,696
Research and Development	-	60,400	-	75,056
Salaries	8,206	6,688	22,638	20,988
Officer's Salaries	1,009,846	77,539	1,131,692	245,359

Total Operating Expenses	1,198,830	405,020	1,701,325	1,320,687

Loss from Operations	(1,201,857)	(410,238)	(2,116,968)	(1,326,438)

Other Income/(Expense)
Interest Expense	(460,815)	(115,454)	(756,988)	(411,104)
Gain (Loss) on Derivative Liability	(281,437)	(16,057)	(683,216)	95,768

Other Expense	(742,252)	(131,511)	(1,440,204)	(315,336)

Net Loss	$(1,994,109)	$(541,749)	$(3,557,172)	$(1,641,774)

Loss per Common Share - Basic
and Diluted	$(0.00)	$(0.02)	$(0.02)	$(0.06)

Weighted Average Common Shares
Outstanding - Basic and Diluted	426,982,515	33,135,246	184,105,482	28,491,070

See accompanying notes to unaudited condensed financial statements.

PURAMED BIOSCIENCE, INC.
Unaudited Condensed Statements of Cash Flows

	Nine Months Ended
	March 31, 2014	March 31, 2013

Cash flows from operating activities:
Net loss	$(3,557,172)	$(1,641,774)

Changes in non cash working capital items:
Stock issued for services	-	76,000
Depreciation	1,714	1,714
Amortization	41,668	38,679
Amortization of deferred financing fees	18,442	-
Accretion on discount on convertible bond	-	50,490
Accretion on discount on convertible notes	573,350	325,302
Settlement of liabilities with stock-based compensation	1,080,000	-
Day-one loss on derivative liability	379,531	145,716
Loss (gain) on derivative liability	303,685	(241,484)
Changes in Operating assets and liabilities:
Accounts receivable	25,119	3,099
Inventory	174,611	(31,691)
Prepaid expenses	35,698	(81,159)
Accounts payable	259,322	52,072
Accrued wages - officers	151,904	196,228
Accrued expenses	122,472	148,014

Net cash used for operating activities	(389,656)	(958,794)

Cash flows from investing activities:
Patent acquisition costs	(3,028)	(7,487)
Property and equipment acquisition costs	(232)	-
Trademark acquisition costs	(2,121)	-

Net cash used for investing activities	(5,381)	(7,487)

Cash flows from financing activities:
Proceeds from notes	356,120	943,233
Repayment of notes	-	(32,500)
Proceeds from sale of stock and warrants,
net of issuance costs	-	61,350

Net cash provided by financing activities	356,120	972,083

Net change in cash	(38,917)	5,802

Cash at beginning of the period	41,180	562

Cash at end of the period	$2,263	$6,364

Supplemental disclosures of noncash investing and financing activities and other cash flow information:
Short-term debt and accrued interest converted to
common stock	$320,692	$187,713
Common stock issued to satisfy accrued wages
and accounts payable	180,000	-
Retirement of derivative liability - convertible debt	565,909	262,059
Issuance of derivative liability - convertible debt	789,757	205,000
Issuance of common stock for debt discount	-	115,000
Reclassification of contingently redeemable stock	115,000	-
Interest paid with cash	14,263	69,237
See accompanying notes to unaudited condensed financial statements.

PURAMED BIOSCIENCE, INC.
Notes to Condensed Unaudited Financial Statements

A. Basis of Presentation

The condensed balance sheets as of March 31, 2014 and June 30, 2013, the condensed statements of operations for the three and nine month periods ended March 31, 2014 and 2013 and the condensed statements of cash flows for the nine month periods ended March 31, 2014 and 2013 have been prepared by PuraMed BioScience, Inc. (the "Company") without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of  March 31, 2014 and the results of operations and cash flows for the three and nine month periods ended March 31, 2014 and 2013 presented herein have been made.

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

B. Going Concern

As of  March 31, 2014, the Company had negative working capital and minimal funds needed to accomplish its planned business strategy or support its projected expenses. The Company plans to obtain the needed working capital primarily through debt issuances and sales of its common stock, which there is no assurance it will be able to accomplish. If the Company cannot obtain substantial working capital through debt issuances, common stock sales or other sources (if any), it will be forced to curtail its planned business operations. If the Company is unable to obtain additional financing, its ability to continue as a going concern is doubtful.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosure each quarter. Assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and June 30, 2013 are summarized as follows:

	Fair Value as of March 31, 2014
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liability - Warrants	$-	$-	$2,284	$2,284
Derivative Liability – Convertible Debt	-	-	1,317,757	1,317,757
Total	$-	$-	$1,320,041	$1,320,041

	Fair Value as of June 30, 2013
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liability – Warrants	$-	$-	$10,178	$10,178
Derivative Liability – Convertible Debt	-	-	400,270	400,270
Total	$-	$-	$410,448	$410,448

The following table presents the fair value reconciliation of Level 3 liabilities measured at fair value on a recurring basis during the nine months ended  March 31, 2014:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
		Derivative
	Derivative	Liability -
	Liability -	Convertible
	Warrants	Debt	Total
Beginning balance, July 1, 2013	$10,178	$400,270	$410,448
Issuance	-	789,757	789,757
Retirements	-	(563,380)	(563,380)
Loss (Gain) on derivative liability	(7,894)	691,110	683,216
Ending balance, March 2014	$2,284	$1,317,757	$1,320,041

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

D. Inventory

Inventory consists of raw materials and finished goods. Raw materials are the components, including boxes, inserts, liquid medicine and packaging materials that have not been combined into the final product, ready for sale. Finished goods are the final product, available for sale. The raw materials inventory will be assembled and placed in finished goods inventory when that amount is significantly reduced. Due to the lack of degradation of the material, management believes no additional adjustment for obsolescence is currently necessary. Inventory consisted of the following as of March 31, 2014 and June 30, 2013:

	March 31, 2014	June 30, 2013
Raw Materials	$29,295	$29,345
Finished Goods	164,847	174,561
Reserve for inventory obsolescence	(164,847)	-
Total Inventory	$29,295	$203,906

E. Notes Payable Transactions

The Company has issued various 8% to 16% secured convertible notes (the Convertible Notes). The Company has bifurcated the convertible debt agreements according to the guidance provided by ASC 815-15-25.  The principal and accrued interest for these notes is payable nine to twelve months after issuance, or such earlier date as defined in the agreement.  The notes are convertible by the holder at any time after the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.  The notes are convertible into shares of the Company’s common stock at a price of 50% to 60% of the average of the three lowest closing bid prices of the stock during the defined trading day period ending one day prior to the date of conversion.  The holders are not entitled to convert any portion of the Convertible Notes to the extent that the shares to be issued in connection therewith would cause the holder’s beneficial ownership of the Company’s common stock to exceed 4.99% of the outstanding shares of the Company’s common stock.  Because of the operation of the floating conversion price and the holder’s ability to convert as described above, the Company is unable to determine at any time that number of shares into which the Convertible Notes are convertible. As of March 31, 2014, the balance of the Convertible Notes was $690,451, with a discount of $374,102.

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

PURAMED BIOSCIENCE, INC.
Notes to Condensed Unaudited Financial Statements

E. Notes Payable Transactions (continued)

The Company entered into a convertible note in the amount of $500,000 with an individual who is now a Director of the Company on November 13, 2009.  The note expired on November 12, 2012, and a new note in the amount of $598,733 was entered into on January 31, 2013, with an interest rate of 8% and the right to pay off the note in whole or in part at any time.  The new note is the balance of the former note plus expenses of $98,233, paid by the Board Member on behalf of the Company. As of May 12, 2014 the Company has not begun servicing this note.

During 2013, the Company entered into a material definitive agreement with TCA Global Credit Master Fund, LP, a Cayman Islands limited partnership (TCA), with a promissory note in the amount of $350,000.  Interest is due and payable each month at a rate of 12%.  The note has a cross default clause and has a continuing, first priority security until such time as the note is repaid.  This note is convertible. As further consideration for TCA entering into and structuring the promissory note, the Company paid TCA a fee of $115,000, with consideration of 479,167 shares of common shares of the Company, which was recorded as a debt discount, and amortized over the initial term of the debt of one year.

In June 2013, TCA restructured its debt agreement with the Company, which constituted a troubled debt restructuring, with the term of the debt extended through January 1, 2014.  The principal balance of the note was increased to $368,757 (which included $14,000 of interest due to TCA) as a result of this debt restructuring.  This balance is included with short-term convertible notes.  Losses incurred as a result of this restructuring totaled $94,132, which consisted of the payment of $75,000 of common stock to TCA, the write-off of a remaining debt discount of $14,375 and an increase in the balance due to TCA of $4,757.  The common stock issued to TCA is redeemable by the Company if TCA does not realize net proceeds of at least $75,000 from the shares within a twelve month period following receipt of the shares; accordingly, it has been classified outside of permanent equity as of March 31, 2014 and June 30, 2013.  An additional $115,000 of shares became conditionally redeemable during the three months ended March 31, 2014, and is also classified outside of permanent equity as of March 31, 2014.

In April 2013, two notes agreements were entered into  with Robert Libauer for a total of $525,000.  These notes were due on April 1, 2014, with 8% interest compounded annually.  These notes are secured by a second position in all the Company’s assets. As of May 12, 2014, the Company has not begun servicing this note.

During the three months ended  December 31, 2013, the Company has issued various secured convertible notes totaling $96,000 with four different organizations (Asher, JMJ, Tonaquint, Brighton Capital).  The interest rates on these convertible notes vary from 8% to 22%.

During the three months ended  March 31, 2014, the Company has issued various secured convertible notes totaling $162,500  with three different organizations.  The interest rates on these convertible notes vary from 8% to 10%.

F. Stockholders’ Deficit

During the nine months ended March 31, 2014, the Company issued a total of  284,182,442 common shares in payment of principal and interest due on convertible notes totaling $320,692.  The shares were valued at $0.0007 to $0.028 per share.

During the nine months ended March 31, 2014, 192,567,028 common shares were issued in connection with the cashless exercise of warrants.

On February 18, 2014, the Board of Directors approved 400,000,000 shares of the Company's common stock to CEO Russell Mitchell for payment of $160,000 of the $270,000 in accrued wages due to him. The fair value of the shares was $1,120,000, and $960,000 was recorded as officers salaries.

On February 18, 2014, the Board of Directors approved 50,000,000 shares of the Company's common stock to Envision Marketing for payment of $20,000 of accounts payable due to them. The fair value of the shares was $140,000, and $120,000 was recorded as selling general and administrative expense.

PURAMED BIOSCIENCE, INC.
Notes to Condensed Unaudited Financial Statements

G. Subsequent Events

Subsequent to March 31, 2014, the Company issued convertible notes payable totaling $80,500 due with interest ranging from 8% to 12% with maturity dates ranging from being due on demand to October, 30, 2014.

Subsequent to March  31, 2014, the Company issued a total of  52,164,526 common shares in payment of principal ,  interest, and fees due on two convertible notes totaling $60,400.  The shares were valued at $0.000820 to $0.001508.

Subsequent to March 31, 2014, the Company issued a total of 7,092,199 common shares in payment for warrants on one convertible note totaling $172,500.  The shares were valued at $0.00820.

On April 24, 2014, the Company entered into a Master Exchange Agreement (the "Exchange Agreement") with an institutional investor (the "Institutional Investor") for the note initially issued by the Company to TCA, under which obligations of $579,109 were owed as of such date.

Pursuant to the Exchange Agreement and subject to its terms and conditions, the Institutional Investor may, from time to time, at the Institutional Investor's sole option, exchange obligations under the note, in whole or in part, for shares of the Company's common stock.  The number of common stock shares issuable to the Institutional Investor upon exchange of the obligations under the note shall be determined by dividing the applicable "Exchange Amount" (as defined in the Agreement) by the "Exchange Price" (as defined in the Agreement). On the closing date, the Institutional Investor exchanged $50,000 of the outstanding obligations under the note for 33,156,499 shares of Common Stock.

On March 20, 2014, the Company filed an Pre 14-A proxy with the SEC.  The proxy vote was called to increase the company’s authorized common shares from 1 billion shares to 4 billion shares.  In addition 100 million shares were to be authorized as “Preferred” stock.  On April 1, 2014, the Company filed the DEF 14-A .  On April 22, 2014  the Company issued an 8-K announcing that the share increase was approved by our shareholders.

On May 2, 2014 the Company filed an S-8 which included as an exhibit the 2014 Incentive Stock and Award Plan (the Plan).  500,000,000 shares of the Company’s common stock are subject to the Plan.  75,000,000 of shares under the Plan were registered with the SEC pursuant to the S-8.  Complete details of the filing can be found in the S-8 that was filed with the SEC on May 2, 2014.

Effective May 8, 2014, the Company issued a Master Convertible Promissory Note to Tonaquint, Inc, in the aggregate principal amount of $280,000.  Complete terms of the agreement are available in the Company’s 8-K that was filed with the SEC on May 8, 2014.

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

Overview of Business
The Company is engaged in the business of developing and marketing a line of non-prescription medicinal or healthcare products to be marketed through various retail channels under the LipiGesic® brand and trademark. In an effort to add continuity to all of PuraMed’s products, the Company trademarked the brand name LipiGesic®. The Company has three additional completed products LipiGesic® M (Migraine), LipiGesic® H (Tension Headache) and LipiGesic® PM (Insomnia).

The Company entered the over-the-counter (OTC) healthcare products marketplace in December 2009, by employing “direct-to-consumer” marketing for our migraine remedy via television commercials and print articles.  The Company is currently undergoing substantial activities to gain broad retail distribution through mainstream drug store chains, mass merchandisers, and food chains.

PuraMed executes marketing campaigns that utilize clinical trial results to overcome consumer and retailer skepticism and to provide third-party validation of LipiGesic M’s efficacy. PuraMed has completed a second clinical study measuring the efficacy of LipiGesic M’s feverfew, ginger and olive oil formulation in pediatric and adolescent populations. The Company is currently developing a social marketing campaign, medical community detailing and sampling strategy, and is researching the implementation of a continuing medical education (CME) program for doctors and pharmacists.

The Company is attempting  to develop and grow its intellectual property and product portfolio, incorporating key cannabinoid-based products, which management believes will substantially enhance shareholder value. Our scientific team has gained significant and exciting evidence from our initial research which we expect will assist us in the development of a new generation of botanically derived anti-inflammatory and pain management products with broad applications.

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

LipiGesic® H
LipiGesic® H provides relief for tension-type headaches, which affect up to 90 percent of Americans at some point in their lives. LipiGesic® H is a unique sublingually delivered formulation utilizing acetylsalicylic acid and St. John’s Wort.

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

Future Products
We have completed development of additional non-prescription products, which we intend to launch after establishing a solid market.

Sublingual Delivery System
PuraMed’s use of sublingual delivery provides fast relief for whatever ailment or condition that is being treated. Unlike the majority of pills and medications absorbed through the stomach directly, PuraMed products are placed under the tongue and are absorbed into the bloodstream through the capillaries under the tongue. Advantages of sublingual dispensing of drugs and medications include faster acting absorption for quick relief, improved efficacy, less stomach upset, and fewer side effects.

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

Clinical Trial
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

The preliminary results of the second clinical study that focuses on LipiGesic M’s efficacy on the pediatric and adolescent population have been received. We expect to be submitting the results for publication within the next 12 months.

Children and adolescents that suffer with migraines have limited treatment options as many of the traditional prescription remedies have adverse side effects and are not recommended for use with children and adolescents. There are an estimated 10 million migraine sufferers that find themselves in this demographic in the United States.

Sales and Marketing
PuraMed intends to concentrate its efforts on its migraine headache relief product and the development of its initial cannabinoid offering. All of the Company’s additional product offerings will follow a pre-determined marketing strategy based on performance and specific milestones.

PuraMed will continue to use a variety of marketing media to increase consumer awareness of the LipiGesic M brand. There has been increased interest in the veteran’s initiative and medical sampling.

We believe the development of a new social media strategy will also increase online awareness utilizing several social media platforms to create a dialogue with consumers.

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

We believe the Company’s two-count, fold-over, sample pack sufficient to treat one migraine headache, will be a key component of the direct-mail campaign to healthcare providers, who specialize in the treatment of migraine. This program will target headache specialists, primary care practitioners, veterans, and interested consumers from our social marketing and eCommerce efforts.

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

Web Presence and Social Marketing will be aggressively implemented. The Company currently maintains a corporate website at www.puramedbioscience.com and a product website at www.lipigesic.com. Our product website will go through a substantial renovation and will include a blog, sampling program, promotional media, and testimonial page.

Social media marketing utilizing Facebook and Twitter is projected to increase during the third quarter of 2014. In addition to providing product information, this program is designed as a tool to direct consumers to retail locations and special promotions. In addition to social media campaigns, PuraMed plans to create e-newsletters for consumers and investors.

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

 Employees and Facilities
As of May 10, 2014, PuraMed has three employees including its two executive officers, and an office manager. PuraMed anticipates hiring one or more experienced marketing personnel to support the upcoming commercial launches of its initial products.

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

Comparison of Operations for Three Months Ended March 31, 2014 and 2013

Revenue

Net revenue for the three months ended March 31, 2014 and 2013 was $0.

Cost of Sales

Cost of sales for the three months ended March 31, 2014 was $3,027 relatively similar compared to $5,218 for the three months ended March 31, 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $142,437 and $83,764 for the three months ended March 31, 2014 and 2013, respectively. The increase is primarily attributed to $120,000 incurred during the current quarter for 50,000,000 shares of the Company’s common stock issued to a vendor (the fair market value of the shares exceeded the $20,000 accounts payable paid by the shares by $120,000).

Amortization and Depreciation

Amortization and depreciation expenses for the three months ended March 31, 2014 and 2013 were similar at $14,470 compared to $14,441, respectively.

Professional Fees

Professional fees for the three months ended March 31, 2014 were $26,864 compared to $102,830 for the three months ended March 31, 2013. The decrease was attributed to the reduction in payments to professional consultants.

Marketing and Advertising Expense

Marketing and advertising expense for the three months ended March 31, 2014 was ($2,993) compared to $59,358 for the three months ended March 31, 2013. The decrease in the expenses was due to a reduction in the marketing and advertising expenditures and the settlement of an amount previously recorded.

Research and Development Expenses

Research and development expenses were $0 for the three months ended March 31, 2014  compared $60,400 for the three months ended March 31, 2013. The decrease was due to the fact that we did not incur any R&D expenses in the three months ended March 31, 2014.

Salaries

Salaries for the three months ended March 31, 2014 were $8,206, compared to $6,688 the three months ended March 31, 2013.  The increase is due to an increase in the number of hours worked by the Office Manager.

Officers’ Salaries

Officers’ salaries for the three months ended March 31, 2014 and 2013 were $1,009,846 and $77,539, respectively. The increase in salaries is attributed to $960,000 incurred during the current quarter for 400,000,000 shares of the Company’s common stock issued to CEO Russell Mitchell (the fair value of the shares exceeded the $160,000 accrued wages paid by the shares by $960,000).

Interest Expense

Interest expense increased to $460,815 during the three months ended March 31, 2014 from $115,454 for the three months ended March 31, 2013. This increase was caused primarily by the increase in notes payable outstanding.

Gain (Loss) on Derivative Liability

The loss on derivative liability for the three months ended March 31, 2014 was $281,437 and the loss on derivative liability for the three months ended March 31, 2013 was $16,057. The increased loss on derivative liability is the difference in value as determined by using the lattice model for the notes and warrants between the date issued and the three months ended March 31, 2014 and 2013.

Net Loss

Net loss for the three months ended March 31, 2014 was $1,944,109 compared to $541,749 for the three months ended March 31, 2013. The increase in net loss was due primarily to the loss on derivative liabilities and the issuance of shares to Russ Mitchell CEO for accrued wages.

Comparison of Operations for Nine Months Ended March 31, 2014 and 2013

Revenue

Net revenue for the nine months ended March 31, 2014 was $0 compared to $27,534 for the nine months ended March 31, 2013.  The decrease is due to a reduction in retail orders.

Cost of Sales

Cost of sales for the nine months ended March 31, 2014 was $415,643 compared to $33,285 for the nine months ended March 31, 2013. The cost of sales increased due to the cost associated with obsolete inventory.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $240,090 and $189,872 for the nine months ended March 31, 2014 and 2013, respectively. The increase is primarily attributed to $120,000 incurred during the current quarter for 50,000,000 shares of the Company’s common stock issued to a vendor (the fair value of the shares exceeded the $20,000 accounts payable paid by the shares by $120,000).

Amortization and Depreciation

Amortization and depreciation expenses for the nine months ended March 31, 2014 and 2013 were similar at $43,382 compared to $40,392 respectively.

Professional Fees

Professional fees for the nine months ended March 31, 2014 were $186,669 compared to $373,324 for the nine months ended March 31, 2013. The decrease was attributed to the reduction in consulting and legal fees incurred.

Marketing and Advertising Expense

Marketing and advertising expense for the nine months ended March 31, 2014 was $76,854 compared to $375,696 for the nine months ended March 31, 2013.  The decrease in the expenses was due to a reduction in the marketing and advertising expenditures.

Research and Development Expenses

Research and development expenses for the nine months ended  March 31, 2014 was $0 compared to $75,056 for the nine months ended March 31, 2013. The decrease is due to the fact that we did not incur any R&D expenses in the nine months ended March 31, 2014.

Salaries

Salaries for the nine months ended March 31, 2014 were $22,638, compared to $20,988 for the nine months ended March 31, 2013.  The increase is due to an increase in the number of hours worked by the Office Manager.

Officers’ Salaries

Officers’ salaries for the nine months ended March 31, 2014 and 2013 were $1,131,692 and $245,359, respectively. The increase in salaries is attributed to $960,000 incurred during the current quarter for 400,000,000 shares of the Company’s common stock issued to CEO Russell Mitchell (the fair value of the shares exceeded the $160,000 accrued wages paid by the shares by $960,000).

Interest Expense

Interest expense for the nine months ended March 31, 2014 and 2013 was $756,988 and $411,104, respectively. The interest expense is comprised of interest accrued for outstanding debt instruments as well as the amortization of debt discounts for notes used to finance the Company.

Gain (Loss) on Derivative Liability

The loss on derivative liability for the nine months ended March 31, 2014 was $683,216 and the gain on derivative liability for the nine months ended March 31, 2013 was $95,768. The loss or gain on derivative liability is the difference in value as determined by using the lattice model for the notes and warrants between the date issued and the nine months ended March 31, 2014 and 2013.

Net Loss

Net loss for the nine months ended March 31, 2014 was $3,557,172 compared to $1,641,774 for the nine months ended March 31, 2013.  The increase in net loss was due primarily to the loss on derivative liabilities and the issuance of shares to Russ Mitchell, CEO for accrued wages.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2014, the Company had cash of $2,263 and negative working capital of $4,234,591.

We intend to raise the funds needed to implement our plan of operation through both private sales of debt and equity securities. There is no assurance, however, that we will be successful in raising the necessary capital to implement our business plan, either through debt or equity sources.

Business Strategy

PuraMed’s business strategy going forward is to advertise and promote of its flagship migraine product LipiGesic® M in order to drive sales at our retail drug chains and to generate revenue.  PuraMed’s primary goal is to achieve continual material growth of product sales through mainstream drug, mass merchandiser and food retail channels while at the same time promoting brand awareness to realize substantial profitability as soon as possible. To implement this strategy, PuraMed intends to execute the following activities during the next twelve months: an aggressive awareness campaign, an aggressive rebranding initiative, development and distribution of several cannabinoid products, and development of strategic partnerships in the cannabinoid category.

The Successful Outcome of the Clinical Trial – Management believes the outcome of our clinical study coupled with the publication of the manuscript in the peer reviewed-medical journal “Headache, The Journal of Head and Face Pain” has proved to be very successful. It has been integral in providing us with numerous marketing and promotion opportunities that establishes the validity of effectiveness and safety of our migraine product. PuraMed has revised its detailed marketing plan to focus on the medical community as well as active military and key veterans organizations. The plan will include an aggressive sampling campaign, renewed detailing, mailings and digital campaigns once funding is obtained.

The study, re-analysis and the Drugs article are all available on our website. Medical marketing efforts geared toward doctors, physician’s assistants, pharmacists, etc. is expected to be very lucrative as a component in our overall marketing strategy. The preliminary results of our second clinical study that focused specifically on children and adolescents have been received and the company expects to move forward with the completion of the final manuscript with the expectation of publication in medical journals within the next 12 months.

There are an estimated 10 million migraine sufferers that find themselves in this demographic in the United States. Children and adolescents that suffer with migraines have limited treatment options as many of the traditional prescription remedies have adverse side effects and are not recommended for use with children and adolescents. We expect the preliminary findings will provide additional evidence that LipiGesic M is a highly effective, very safe choice for children and adults.

Commercialize PuraMed Products – In addition to raising the necessary funds to continue operations, PuraMed’s primary focus for the remainder of calendar year 2014 will be to gain distribution with mainstream retail, wholesale and natural-product retailers along with a robust online and direct-sale effort.  In addition, our website and eCommerce efforts will be enhanced to optimize our internet sales as a result of our new marketing campaign. PuraMed also has plans to test direct response radio advertising and upgrade its Social Marketing efforts that include Facebook, Twitter, and YouTube.

Continuation of Product Development – Besides its already developed products, PuraMed plans to complete development and testing of additional non-prescription drugs and nutritional supplements, including cannabis-based products to be commercially launched in the future.

Assuming the Company raises the capital, we anticipate spending approximately $2,000,000 over the next twelve months on the marketing of our migraine headache remedy along with the introduction of our second product offering regardless of any amounts of revenues we generate from product sales during this period. These funds will be spent as follows:

Sales and marketing expenses	$1,300,000
Purchase of product inventory, packaging and raw materials	300,000
Research and development activities	100,000
General and administrative expenses including rent, fixed overhead and management compensation	300,000
$2,000,000

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

Impairment – Whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, we conduct an impairment analysis of any material intangible assets owned by us. If the results of any such impairment analysis indicate our recorded values for any such assets have declined materially, we will adjust our recorded asset valuations in all of our financial statements to reflect any such decline in value. The Company believes that no impairment existed as of March 31, 2014.

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

Pursuant to rules adopted by the SEC as directed by Section 302 of the Sarbanes-Oxley Act of 2002, the Company’s management, with the participation of the CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) ) as of March 31, 2014. Based on that evaluation, the Company’s CEO concluded that, as of that date, the Company’s disclosure controls and procedures required by paragraph (b) of the Exchange Act Rules 13a-15d-15, were not effective. Management’s assessment identified the following material weaknesses:

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the three months ended March 31, 2014.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

There is no other information required to be disclosed under this item which was not previously disclosed.

ITEM 6. EXHIBITS

See Exhibit Index below
Exhibit Index
Quarterly report on Form 10-Q
For the quarter ended March 31, 2014

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

PURAMED BIOSCIENCE, INC.

Date: May 20, 2014	By:	/s/ Russell W. Mitchell
Russell W. Mitchell
Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Russell W. Mitchell	Chief Executive Officer	May 20, 2014
Russell W. Mitchell	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer), Director

/s/ James W. Higgins	Chief Operating Officer, Director	May 20, 2014
James W. Higgins

/s/ Charles Phillips	Director	May 20, 2014
Charles Phillips