Form 10-K
period 2014-06-30
Puramed Bioscience Inc.
filed 2014-10-14
CIK 1409565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: June 30, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to _______________ to _______________

Commission File No.: 000-52771

PURAMED BIOSCIENCE, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-5510104
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

1326 Schofield Avenue Schofield, WI 54476
(Address of principal executive offices)

(715) 359-6373
(Registrant’s telephone number, including area code)

Securities to be registered under Section 12(b) of the Act: None

Securities to be registered under Section 12(g) of the Act: Common Stock, $0.000001 Par Value

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Issuer’s revenues for its most recent fiscal year were approximately $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2014, based on a closing price of $0.028, was approximately $293,917.  As of October 7, 2014, the registrant had 70,662,185 shares of its common stock, par value $0.000001 per share, outstanding.

Documents Incorporated By Reference: None.

PART I

Item 1.  Business.)

Background

PuraMed BioScience®, Inc. (“PuraMed”, “PMBS” or the “Company”) was incorporated in Minnesota on May 9, 2006, as a wholly-owned subsidiary of Wind Energy America, Inc. (formerly “Dotronix, Inc.”) for the purpose of engaging in the business of developing and marketing non-prescription over-the-counter healthcare products to remedy various ailments.

In late 2006, PuraMed’s former parent company decided to spin off its PuraMed subsidiary and related healthcare products business.  Accordingly, on April 12, 2007, Wind Energy America, Inc. affected a spin-off of PuraMed to shareholders of Wind Energy America, Inc. on a pro rata dividend basis of one common share of PuraMed for each five common shares of Wind Energy America, Inc.  Since  April 12, 2007, the effective date of the spin-off, PuraMed and Wind Energy America, Inc. have operated separately, with the respective managements, businesses, assets and capital structures being completely independent from each other.

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

On October 7, 2014 the Financial Regulatory Authority (FINRA) effected in the markeplace (i) the change in the Company's domicile from Minnesota to Nevada and (ii) a 1-for-40 reverse stock split.

Overview of Business

The Company is engaged in the business of developing and marketing a line of non-prescription medicinal or healthcare products to be marketed through various independent and retail channels. The Company plans on re-launching its flagship product, LipiGesic under the MigraPure ® brand and trademark. The Company has recently completed the product development and design packaging for the product and has created other intellectual assets to promote a successful re-launch.

In addition to MigraPure, PuraMed BioScience has created an enhanced formulation for the relief of seizure-related headaches, which could become part of the PuraMed product line.

The Company entered the Over-The-Counter (OTC) healthcare products marketplace in December 2009, by employing “direct to consumer” marketing for the Company’s migraine remedy via television commercials and print articles. The Company is currently undergoing concerted efforts to obtain sustainable distribution through targeted retail stores, targeted medical markets, independent drug store chains and direct-to-consumer Internet sales.

The Company is also investigating several strategic alliances that will likely enable the Company to co-market and build market share of complementary products.

The success of these activities is intended to position PuraMed BioScience to re-enter the food and drug mass marketplace.

Corporate Contact Data

The address of the Company in suburban Wausau, Wisconsin is 1326 Schofield Avenue, P.O Box 677, Schofield, WI 54476; the Company’s telephone number is (715) 359-6373 and the Company’s corporate and product website addresses are www.puramedbioscience.com and www.lipigesic.com, respectively.

MigraPure® Advanced Migraine Relief (Clinically tested as LipiGesic® M)

MigraPure’s patented feverfew and ginger gel provides relief for acute migraine and migraine-like headaches including sinus and hangover headaches. PuraMed believes that the specific formulation of these active ingredients is unique and proprietary. Clinical trial data and anecdotal evidence shows the sublingual formulation provides relief from these severe migraine headaches within minutes.

The Company hopes to capture a material segment of the migraine headache remedy market as a natural alternative to prescription and OTC migraine medications that may be less effective and induce severe and unpleasant side effects. The Company believes that Americans spend in excess of $6 billion annually on headache pain relievers, and that over half of sufferers of migraine headaches rely exclusively on non-prescription medications.

The Company believes that at least 50 million Americans suffer from chronic migraine headaches with over 20 million of them having “severe” migraine conditions.  Therefore migraine headaches constitute a severe and disabling condition for millions of people.  The Company further believes that the economic burden alone to the US economy is in excess of $50 billion annually.

LipiGesic® M, to be known as MigraPure, is effective, available as a non-prescription remedy, provides a side effect profile similar to placebo, and at a significantly lower cost compared to more expensive prescription migraine drugs.

Future PuraMed BioScience® Products

The Company intends to complete development of additional non-prescription hemp-based products. The Company intends to launch these commercially over the next couple years after establishing a solid market for MigraPure, the Company’s flagship migraine formulation. Areas to be addressed include general pain, anxiety / depression (post-traumatic stress disorder) and other inflammatory disease states.

Sublingual Delivery System

MigraPure Advanced Migraine Relief is a non-prescription, liquid-gel medication that absorbs under-the tongue. This method of delivery is known as “sublingual.” This form of delivery allows the active ingredients to reach the bloodstream without a substantial degradation of efficacy. Unlike the majority of pills and other oral medications which must be absorbed through the digestive track after being processed through the liver, PuraMed products are placed and absorbed directly under the tongue. Advantages of sublingual dispensing of drugs and medications include faster acting absorption for quick relief, improved efficacy, less stomach upset, and fewer side effects.

PuraMed has secured reliable contract manufacturers to produce and package PuraMed products in easy-to-use, sublingual dispensers. These selected contractors are experienced in the production and packaging of this type of dispenser. PuraMed believes that its benchmark use of sublingual dispensers should distinguish its products favorably in comparison to most competing OTC products now in the marketplace.

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

Business Structure

PuraMed intends to function primarily as a research and development, marketing and sales organization.  Product manufacturing, packaging, product fulfillment and other operations intend tol be outsourced to experienced and reliable third parties through contracts monitored and controlled by PuraMed.  PuraMed believes this structure hopefully reduces significantly the production costs and manufacturing time related to making the product commercially available.

Product Manufacturing

Production and packaging of PuraMed products intends to be outsourced to various contract manufacturers known by PuraMed’s management from prior substantial business and contract dealings.  Due to the business and contacts developed by PuraMed management over the past years with leading contract manufacturers, PuraMed is convinced it can obtain professional and timely production, packaging and delivery of all PuraMed products.

The Company outsources four main components of the Company’s production process to third-party vendors.  The process begins with the sourcing of raw materials, manufacturing of the liquid-gel medicine, testing and quality assurance of the product itself by Hillestad Pharmaceuticals (http://www.hillestadlabs.com/) in Woodruff, WI.  Hillestad Pharmaceuticals is an FDA licensed prescription drug manufacturer.

The Company sources all of its packaging needs including the box, box inserts, and 6-pack retail display trays to Proteus Packaging (http://proteuspackaging.com/about-proteus) in Franklin, WI.

The final packaging process is completed by the Unette Corporation (http://www.unette.com/index.html) in Randolph, NJ.  This includes the filling of the 3-ml applicator with the liquid-gel medication, the packing of the retail boxes, and the packaging of the master cases.

The Company uses Great Lakes Fulfillment (http://glfulfillment.com) in Lewiston, ME for all of its e-commerce and retail distribution needs.

Clinical Trials

Conducting clinical trials is a very important component the Company’s marketing plan. With the Company’s goal to get medical professionals to review, endorse, and recommend its product, clinical evidence to support the products’ claims is a prerequisite.  The Company has and intends to continue to attend medical trade shows that attract medical professions such as doctors, nurses, and pharmacists to present the Company’s clinical research regarding the Company’s MigraPure Advanced Migraine Relief formula, which was clinically tested as LipiGesic® M.

The outcome of the Company’s first clinical study was extremely favorable. After 2 hours post-dose (the clinical trial standard), 64% of migraines treated with the MigraPure formula (LipiGesic M) were reduced to mild or no pain.  The study concludes that, “sublingual (under-the-tongue) delivery of feverfew/ginger appears safe and effective as a first-line abortive treatment for a population of migraineurs who frequently experience mild headache prior to the onset of moderate to severe headache. It appears to be well tolerated and has no known contraindications with other acute migraine treatments for migraine.”

As a result of the success and the statistical significance of the Company’s first clinical study, the manuscript was accepted for publication in the July/August 2011 edition of the top-ranked, peer-reviewed, medical journal Headache, The Journal of Head and Face Pain.

The results of these finding were also reanalyzed. The consensus was that given a larger study, the results could have produced even greater success. The authors of the reanalysis stated that MigraPure (f/k/a LipiGesic M) has a robust efficacy.

The clinical trial also spawned a third article published in Drugs, a medical journal. It was the only OTC medication that was listed as an “Advancement” in the treatment of migraine.

The Company expects the results of the clinical trial to  provide it with numerous marketing and promotional opportunities that positively impact the re-launch of MigraPure, Advanced Migraine Relief.

The Company’s second clinical study focused specifically on children and adolescents. The preliminary data from that study Suggests that MigraPure could provide an excellent treatment option for many young sufferers.

There are an estimated 10 million migraine sufferers that find themselves in this demographic in the United States. Children and adolescents that suffer with migraines have limited treatment options as many of the traditional prescription remedies have adverse side effects and are not recommended for use with children and adolescents.

Sales and Marketing

PuraMed intends to concentrate its efforts on the Company’s initial product re-launch of MigraPure Advanced Migraine Relief (f/k/a LipiGesic M) product. After the Company has reached a level of sales that will sustain the product an additional product offerings the launch of a second product will result. All of the Company’s additional product offerings will follow the same three-phase process to market as MigraPure:

Phase One Rollout: Direct Response and Sampling. The re-entry of MigraPure Advanced Migraine Relief into the marketplace will commence with direct-response campaigns to targeted medical populations; distribution through selected retail outlets, natural products stores and independent pharmacies; a military sampling program;  and an internet marketing campaign that includes organic as well as PPC efforts. In addition to the proposed marketing strategies to build awareness and product purchase, PuraMed will implement a strong customer service program to retain loyal customers.

MigraPure’s re-entry will include a re-packaging effort that should enhance the brand’s appeal to the public. Other products in the MigraPure product line are planned and underway.

As the MigraPure Advanced Migraine Relief shows sustained growth, we plan to develop additional marketing assets for promotion of the product in other targeted medical markets and selected retail venues.

Phase Two Rollout: Retail Drugstores. Upon the success completion of the Phase One Rollout, PuraMed plans to begin the process of  working closely with major drug chains to sell MigraPure Advance Migraine Relief in stores across the nation with the goal of self-sustainability and revenue generation.

Phase Three Rollout: Further Retail Outlets. A few months after completing the phase two rollout for its migraine remedy, PuraMed plans to launch phase three which will consist of working to  expand the retail placement of its migraine product in an additional 21,000 targeted retail outlets including mass merchandisers such as Wal-Mart and Target, food store chains such as SuperValu, Kroger and Safeway, and additional well-known regional drugstores.

PuraMed has selected its targeted retailers according to various material criteria, including cost of entry, geography, demographics and consumer preference.

After achieving material initial distribution for PuraMed products, PuraMed plans to initiate a comprehensive and ongoing promotional campaign directed toward consumer groups it has identified from its product rollouts. The objective of its promotional campaign is to build consumer awareness and develop a consumer-based demand for LipiGesic® M throughout the United States. The scope of the Company’s brand building effort is expected to span all of the following major advertising venues:

Trade Advertising – Consisting of retail POS (point-of-sale) materials, coupon redemption programs, in-store promotional video, pharmaceutical trade magazines like Pharmacy Times, and Mass Market Retailer, key primary care and medical journals,  articles in consumer-focused magazines like Headwise a publication of the National Headache Foundation, 2015 attendance at the NACDS (National Association of Chain Drug Stores) Trade Show and other industry events. In addition, MigraPure, tested as LipiGesic® M, is expected to be featured in several key primary care and medical journals.

Medical Conferences and Meetings – A key component of the marketing effort will be directed at educating medical professionals including physicians, pharmacists, clinicians, practitioners, nurse practitioners and physician assistants.

Medical Spokespersons – The Company is working to identify and utilize medical spokespersons to promote MigraPure Advanced Migraine Relief. They will include board certified specialists with a special interest in the diagnosis, treatment, prevention and cure of headache.

Consumer Advertising – PMBS plans to allocate monies to create media assets that can be leveraged on several media venues and used in several markets. This may include video, print and electronic advertising that will be scheduled based on selected marketing criteria, goals and funding.

Product Sampling – The Company has developed a retail box and a two-count, fold-over, sample pack sufficient to treat one migraine headache. These items are used to provide samples to headache specialists, primary care practitioners, veterans, and interested consumers from its social marketing and eCommerce efforts.

Special Programs – The Company has implemented a special program for active-duty servicemen and women and returning Veterans. The Company is currently working with Honoring Our Troops, Operation Gratitude, and Operation Troop Aid to distribute itsr current product, LipiGesic M, and in the future the re-branded product MigraPure.

Studies show that veterans returning from active duty combat zones experience  migraines more often than civilians. One study indicates that soldiers have two to four times the incidence of migraine than the general population. Returning veterans are also at greater risk of suffering from post-traumatic stress disorder (PTSD). Since commonly prescribed medications for PTSD are not compatible with the prescription medications normally used for migraine, these veterans are forced to choose to treat one condition or the other.

MigraPure (tested as LipiGesic M) has no known or reported drug interactions of this type, making it a safer choice for veterans suffering with migraine and PTSD.

In response to this the Company has been and plans to continue providing veterans and members of the armed forces with a free sample of LipiGesic® M.  LipiGesic® M is among the top four items requested in the America Cares Project care packages that were delivered by Honoring Our Troops to US military personnel serving in Afghanistan.

Web Presence and Social Marketing – The Company currently maintains a corporate website at www.puramedbioscience.com and a product website at www.lipigesic.com, which will transition to www.migrapure.com at the time of the re-launch.  The Company plans to maintain the lipigesic.com and other URLs, but redirect visitors to a landing page declaring the change and funnel them to the informational pages and ecommerce site.

E-mail campaigns to targeted audience to promote MigraPure are planned for implementation during the second quarter of 2015.

The Company plans to hire a dedicated social media content manager to direct and implement an active social marketing campaign utilizing Facebook and Twitter and eventually other social media platforms. In addition to providing product information, this program is designed as a tool to direct consumers to retail locations and special promotions.

Intellectual Property

PuraMed owns and asserts proprietary intellectual property rights regarding its various products, including a patent, trademarks, formulation technology, ingredients and product delivery procedures or methods.  The future growth and success of the Company will depend in large part upon its ability to protect its trademarks, trade names and trade secrets.  In addition to applying for certain product patents, PuraMed will rely upon trade secrets, proprietary know-how, and continuing development and innovation to compete in its OTC marketplace.  Although no claims or threats of product or patent infringement have arisen regarding PuraMed or its products, there is no assurance PuraMed will be able to protect its intellectual property effectively and any failure to do so would be harmful to PuraMed.

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

Employees and Facilities

As of October 7, 2014, PuraMed has three employees including its two executive officers, and an office manager.  PuraMed anticipates hiring one or more experienced sales and marketing personnel to support the upcoming commercial launch of MigraPure within the next 12 months.

Item 1A.  Risk Factors.

The Company’s business and any investment in its securities involves many significant risks and the Company’s business, operating results and financial condition could be harmed seriously due to one or more of the following material risks.  Any person evaluating the  Company or its business should carefully consider these described risks and uncertainties as well as the other information and risks elsewhere in this annual report.

Risks Related to the Company

BECAUSE OF THE NATURE OF THE COMPANY’S BUSINESS, ITS SECURITIES ARE HIGHLY SPECULATIVE.

The Company’s securities are speculative and involve a high degree of risk.  There is no assurance the Company will ever generate the revenue necessary to fully support the Company’s business operations. Any future profitability achieved from its business will be dependent upon realizing production and sales of the Company’s healthcare products in significant commercial quantities, which there is no assurance will ever happen.

THE COMPANY HAS  A LIMITED OPERATING HISTORY PRIMARILY INVOLVED IN PRODUCT DEVELOPMENT, AND THE COMPANY  HAD LIMITED COMMERCIAL REVENUES TO DATE.

Through June 30, 2014, the Company has experienced cumulative losses of $13,575,155 and the Company expects to continue to incur material losses until the Company produces and sells its healthcare products in sufficient volume to attain profitability, which there is no assurance will ever happen.  The Company’s operations are particularly subject to the many risks and uncertainties inherent in the start-up and early stages of a business enterprise without any commercial operating history.  There can be no assurance that the Company’s business plan will prove successful.

THE COMPANY’S FAILURE TO APPROPRIATELY RESPOND TO COMPETITIVE CHALLENGES, CHANGING CONSUMER PREFERENCES AND DEMAND FOR NEW PRODUCTS COULD SIGNIFICANTLY HARM ITS CUSTOMER RELATIONSHIPS AND PRODUCT SALES.

The Company’s industry is characterized by intense competition for product offerings and frequent changes in consumer demand.  Its failure to accurately predict product trends could negatively impact the Company’s products and inventory levels and cause its revenues to decline.

The Company’s success with any particular product offering (whether new or existing) depends upon a number of factors, including the Company’s ability to:

●	Obtain adequate funding to allow the Company to maintain operations and introduce the product to the market;

●	deliver products in a timely manner in sufficient volumes;

●	accurately anticipate customer needs and forecast accurately to the manufacturer in a rapidly expanding business;

●	differentiate the Company’s product offerings from those of its competitors;

●	competitively price the Company’s products; and

●	develop and/or acquire new products.

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

THE COMPANY MAY NEED ADDITIONAL CAPITAL, AND RAISING SUCH ADDITIONAL CAPITAL MAY BE DIFFICULT OR IMPOSSIBLE AND WILL LIKELY SIGNIFICANTLY DILUTE EXISTING STOCKHOLDERS.

The Company needs to raise sufficient capital resources to enable its to maintain current and planned operations for the next 12 months.  However, its working capital requirements in the foreseeable future are subject to numerous risks and will depend on a variety of factors, in particular, whether the Company  achieves a reasonable  level of revenue  and that customers pay on a timely basis.  The Company needs to secure additional financing.  The Company will try to raise additional funds through public or private financings, strategic relationships, or other arrangements.  Such financing may be difficult to obtain on terms acceptable to the Company, if at all.  If the Company succeeds in raising additional funds through the issuance of equity or convertible securities, then the issuance will result in substantial dilution to existing stockholders. If the Company raises additional funds through the issuance of debt securities or preferred stock, these new securities would have rights, preferences, and privileges senior to those of the holders of the Company’s common stock.  The terms of these securities could impose restrictions on its operations.

THE COMPANY’S ABILITY TO GENERATE FUTURE REVENUES WILL DEPEND UPON A NUMBER OF FACTORS, SOME OF WHICH ARE BEYOND ITS CONTROL.

These factors include the funds required to enter the market, rate of acceptance of the Company’s healthcare products, competitive pressure in its industry, effectiveness of its marketing structure, adapting to changing customer preferences, and general economic trends. The Company cannot forecast accurately what its revenues will be in future periods.  The Company’s operations have been limited to designing and developing its products, establishing its initial marketing network, the initial commercializing of its MigraPure migraine product, obtaining suppliers for raw materials and packaging and outsourcing future production of its healthcare products.  These past activities only provide a limited basis to assess the Company’s ability to succeed in commercializing its healthcare products.

IF THE COMPANY’S PRODUCTS ARE FOUND TO HAVE DEFECTS OR FAIL TO MEET INDUSTRY STANDARDS, THE COMPANY WILL INCUR SUBSTANTIAL LITIGATION, JUDGMENT, PRODUCT LIABILITY AND PRODUCT RECALL COSTS, WHICH WILL INCREASE ITS LOSSES AND NEGATIVELY AFFECT ITS BRAND NAME REPUTATION AND PRODUCT SALES.

The Company may be subject to liability for errors that occur with its technologies due to claims of negligence or product malfunction.  Although the Company has product liability insurance, the Company can still suffer litigation as a result of perceived product malfunctioning, adversely affecting its brand, revenue stream and the Company.  Despite the product liability insurance, product liability claims could increase its costs and adversely affect its brand name reputation, revenues and, ultimately, lead to additional losses.  In addition, product defects could result in product recalls and warranty claims.  A product/drug recall could delay or halt production of its product until the Company is able to remedy the product defects.  The occurrence of any claims, judgments or product recalls will negatively affect the Company’s brand name image and product sales, lead to additional costs, and adversely affect its financial condition and results of operation.

THE COMPANY HAS LIMITED EXPERIENCE IN PRODUCING HEALTHCARE PRODUCTS.

The Companys’ products must be developed and produced to meet high quality standards in a cost-effective manner.  Because of its limited experience in production operations, the Company may have difficulty in timely producing of its products through outsourced subcontractors and vendors.  Any material production delays could frustrate the Company’s marketing network and its customers and cause a negative perception of the Company and products.  If the Company is unable to manufacture its products effectively in terms of quality, timing and cost, its ability to generate revenues and profits will be impaired.

THE COMPANY WILL DEPEND UPON A LIMITED NUMBER OF OUTSIDE SUPPLIERS.

The Company’s heavy reliance upon outside vendors and suppliers for its products involves risk factors such as limited control over prices, timely delivery and quality control. The Company has no written agreements to ensure continued product supply, and the Company currently is unable to determine whether its outside suppliers will be able to timely supply it with commercial production needs. Its inability to obtain timely delivery of quality materials, or its loss or interruption of services of its current suppliers, or any material increases in the cost of its components, could result in material production delays and reductions in its shipments to the Company’s customers, which could then seriously impair its ability to generate revenues.

THE COMPANY WILL BE VERY DEPENDENT UPON ITS DISTRIBUTION NETWORK OF SALES REPRESENTATIVES.

The Company will depend heavily on its independent sales representatives to sell its products and promote its brand. If The Company  fails to maintain its relationships with its sales representatives effectively, its business will be harmed seriously. The Company’s sales representatives are not required to sell its products on an exclusive basis and also are not required to purchase any minimum quantity of PuraMed products.  The failure of its marketing network to generate sales of its products and promote its brand effectively would impair its operations.

THE COMPANY’S OPERATING RESULTS MAY FLUCTUATE, WHICH MAKES THE COMPANY’S RESULTS DIFFICULT TO PREDICT AND COULD CAUSE THE COMPANY’S RESULTS TO FALL SHORT OF EXPECTATIONS.

 The Company’s operating results may fluctuate as a result of a number of factors, many outside of the Company’s control. As a result, comparing the Company’s operating results on a period-to-period basis may not be meaningful, and you should not rely on the Company’s past results as an indication of the Company’s future performance. The Companys’ quarterly, year-to-date, and annual expenses as a percentage of the Company’s  revenues may differ significantly from the Company’s historical or projected rates.  The Company’s operating results in future quarters may fall below expectations.  Each of the following factors may affect the Company’s operating results:

●	the Company’s ability to raise operating capital and the cost of that capital;

●	the Company’s ability to deliver products in a timely manner in sufficient volumes;

●	the Company’s ability to recognize product trends;

●	the Company’s ability to attract and maintain significant customers;

●	the introduction of successful new products by the Company’s competitors; and

●	adverse media reports on the use or efficacy of healthcare products.

Because the Company’s business is changing and evolving, its historical operating results may not be useful to you in predicting its future operating results.

THE EFFECTS OF THE RECENT GLOBAL ECONOMIC CRISIS MAY IMPACT THE COMPANY’S BUSINESS, OPERATING RESULTS, OR FINANCIAL CONDITION.

The recent global economic crisis has caused disruptions and extreme volatility in global financial markets and increased rates of default and bankruptcy, and has impacted levels of consumer spending.  These macroeconomic developments could negatively affect its business, operating results, or financial condition.

THE COMPANY WILL FACE SIGNIFICANT CHALLENGES IN OBTAINING MARKET ACCEPTANCE OF PURAMED PRODUCTS AND ESTABLISHING ITS PURAMED BRAND.

The Company’s commercial success depends primarily on the acceptance of its products by consumers.  Virtually all potential consumers of its products are not familiar with their use and have no knowledge of its brand.  Consumer acceptance of its products will depend on many factors including price, product effectiveness, product packaging, differentiation from competing products, establishing an effective brand image, and overcoming existing consumer loyalties to other brands.

THE COMPANY’S BUSINESS IS SUBSTANTIALLY DEPENDENT UPON ITS CURRENT EMPLOYEES AND ITS ABILITY TO ATTRACT, RECRUIT AND RETAIN ADDITIONAL KEY EMPLOYEES.

The Company’s future success depends upon the efforts of its current executive officers and other key employees, and the loss of services of one or more of them could impair its growth materially.  If the Company is unable to retain current employees, or hire and retain additional key personnel when needed, its business and operations would be adversely affected substantially.  The Company does not have any “key person” insurance covering any of its employees, and the Company also does not have any written employment agreements with a key employee.

THE COMPANY’S BUSINESS DEPENDS SUBSTANTIALLY ON THE COMPANY’S ABILITY TO PROTECT THE COMPANY’S INTELLECTUAL PROPERTY RIGHTS, AND ANY MATERIAL FAILURE TO PROTECT THESE RIGHTS WOULD BE HARMFUL TO THE COMPANY.

The future growth and success of the Company’s business will depend substantially upon the Company’s ability to protect the Company’s trademarks, trade names, and any future patent right, and to preserve the Company’s trade secrets.  The Company holds trademark rights, (including the logo design), for the use of the PuraMed Company name and the LipiGesic® and MigraPure brands, and the Company has applied for certain patent rights.  There is no assurance, however, that any future trademark, patent or other registration will result in a registered and protectable right.  Moreover, there is no assurance that competitors or other users of similar rights will not challenge its brands or future patent rights.  If one or more challenges against it are successful, the Company could be forced to discontinue use of its brand or withdraw challenged products, which would then harm it seriously.

Although the Company expects to obtain additional trademark rights and various patents relating to its healthcare products, the Company is not relying heavily on any future registered rights the Company may receive, and the Company does not expect to receive any significant patent protection.  Rather, the Company will rely mainly upon trade secrets, proprietary know-how, and continuing technological innovation to compete in its market.  There is no assurance that its competitors will not independently develop technologies or products equal to or similar to the Company’s products, or otherwise obtain access to its trade rights that could prevent, limit or interfere with its ability to produce and market its products. Third parties also could assert infringement claims against it in the future, causing it to incur costly litigation to protect and defend its intellectual property rights.  Moreover, if the Company is adjudged to infringe on any rights of others, the Company could suffer substantial damages and even discontinue offering its products. Any claim of infringement against it would involve substantial expenditures and divert the time and effort of its management.

THE COMPANY MUST COMPLY WITH MANY GOVERNMENTAL REGULATIONS RELATING TO ITS PRODUCTS

The Company’s business is governed by many federal and state regulations with respect to the production, sale and use of its healthcare products. Its failure to comply with any of these governmental regulations could delay introduction of products, subject it to governmental or judicial sanctions and penalties, and seriously impair its ability to generate revenues and achieve profitability.

Risks Related to The Company’s Common Stock

BECAUSE THE COMPANY DOES NOT INTEND TO PAY ANY CASH DIVIDENDS ON ITS COMMON STOCK, ITS STOCKHOLDERS WILL NOT BE ABLE TO RECEIVE A RETURN ON THEIR SHARES UNLESS THEY SELL THEM.

The Company intends to retain any future earnings to finance the development and expansion of its business.  The Company does not anticipate paying any cash dividends on its common stock in the foreseeable future.  Unless the Company pays dividends, its stockholders will not be able to receive a return on their shares unless they sell them.  There is no assurance that stockholders will be able to sell shares when desired.

THE MARKET PRICE FOR THE COMPANY’S COMMON SHARES IS PARTICULARLY VOLATILE GIVEN ITS STATUS AS A RELATIVELY UNKNOWN COMPANY WITH A SMALL AND THINLY TRADED PUBLIC FLOAT, LIMITED OPERATING HISTORY AND LACK OF PROFITS WHICH COULD LEAD TO WIDE FLUCTUATIONS IN ITS SHARE PRICE.  YOU MAY BE UNABLE TO SELL YOUR COMMON SHARES AT OR ABOVE YOUR PURCHASE PRICE, WHICH MAY RESULT IN SUBSTANTIAL LOSSES TO YOU.

The market for the Company’s common shares is characterized by significant price volatility when compared to the shares of larger, more established companies that trade on a national securities exchange and have large public floats, and the Company expects that its share price will continue to be more volatile than the shares of such larger, more established companies for the indefinite future.  The volatility in its share price is attributable to a number of factors.  First, as noted above, its common shares are, compared to the shares of such larger, more established companies, sporadically and thinly traded.  As a consequence of this limited liquidity, the trading of relatively small quantities of shares by its shareholders may disproportionately influence the price of those shares in either direction.  The price for its shares could, for example, decline precipitously in the event that a large number of its common shares are sold on the market without commensurate demand.

Secondly, the Company is a speculative or “risky” investment due to its limited operating history and lack of profits to date, and uncertainty of future market acceptance for its potential products.  As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a larger, more established company that trades on a national securities exchange and has a large public float.  Many of these factors are beyond its control and may decrease the market price of its common shares, regardless of its operating performance.  The Company cannot make any predictions or projections as to what the prevailing market price for its common shares will be at any time, including as to whether its common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

THE COMPANY’S CURRENT MANAGEMENT TEAM OWNS APPROXIMATELY .22% OF THE COMPANY’S OUTSTANDING COMMON STOCK AND 100% OF THE COMPANY’S OUTSTANDING PREFERRED STOCK AND THUS MOST LIKELY CONTROLS ITS COMPANY AND THEY MAY MAKE MATERIAL DECISIONS WITH WHICH OTHER SHAREHOLDERS DISAGREE.

The Company’s executive officers,collectively own approximately .22% of its outstanding common stock and 100% of its outstanding preferred stock, resulting in their most likely having the ability to control all transactions (based on the voting rights of the preferred stock) requiring shareholder approval, including the election and removal of directors, significant mergers or other business combinations, any significant acquisitions or dispositions of assets, and any changes in controls of the Company.

ADDITIONAL SHARES OF THE COMPANY’S AUTHORIZED CAPITAL STOCK WHICH ARE ISSUED IN THE FUTURE WILL DECREASE EQUITY OWNERSHIP PERCENTAGES OF EXISTING SHAREHOLDERS, COULD ALSO BE DILUTIVE TO EXISTING SHAREHOLDERS, AND COULD DELAY OR PREVENT A CHANGE OF CONTROL OF THE COMPANY.

 The Company is authorized to issue up to 4,000,000,000 shares of common stock, and its Board of Directors has the sole authority to issue unissued authorized stock without further shareholder approval. To the extent that additional common shares are issued in the future, they will decrease existing shareholders’ percentage equity ownership and, depending upon the prices at which they are issued, could be dilutive to existing shareholders.

Issuance of additional common shares also could have the effect of delaying or preventing a change of control of the Company without requiring any action of its shareholders, particularly if such shares are used to dilute the stock ownership or voting rights of a person seeking control of the Company.

THE COMPANY’S COMMON SHARES ARE SUBJECT TO THE “PENNY STOCK” RULES OF THE SEC AND THE TRADING MARKET IN ITS SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN ITS STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN ITS STOCK.

The U.S. Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to it, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.

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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form: (a) sets forth the basis on which the broker or dealer made the suitability determination, and (b) that the broker or dealer received a signed, written agreement from the investor prior to the transaction.  Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules.  This may make it more difficult for investors to dispose of the Company’s common shares and cause a decline in the market value of its stock.

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

AS AN ISSUER OF “PENNY STOCK,” THE PROTECTION PROVIDED BY THE FEDERAL SECURITIES LAWS RELATING TO FORWARD LOOKING STATEMENTS DOES NOT APPLY TO US.

Although federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks.  As a result, the Company will not have the benefit of this safe harbor protection in the event of any legal action based upon a claim that the material provided by the Company contained a material misstatement of fact or was misleading in any material respect because of the Company’s failure to include any statements necessary to make the statements not misleading.  Such an action could hurt its financial condition.

FAILURE TO MAINTAIN EFFECTIVE INTERNAL CONTROLS OVER FINANCIAL REPORTING MAY LEAD INVESTORS AND OTHER USERS TO LOSE CONFIDENCE IN THE COMPANY’S FINANCIAL DATA.

Maintaining effective internal controls over financial reporting is necessary for it to produce reliable financial statements. In evaluating the effectiveness of its internal controls over financial reporting in connection with the preparation of its annual report as of and for the year ended June 30, 2014, management concluded that there are weaknesses in internal control over financial reporting.

The Company is in the process of remediating these weaknesses by, among other things, providing additional training for its accounting staff, implementing and modifying certain accounting procedures, and seeking assistance from third parties with respect to its accounting and complex technical accounting issues. If the Company fails to remediate these weaknesses or fail to otherwise maintain effective controls over financial reporting in the future, it could result in a material misstatement of its financial statements that would not be prevented or detected on a timely basis and which could cause investors and other users to lose confidence in its financial statements.

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

Item 3.  Legal Proceedings.

The Company is currently not involved in any litigation that the Company believes could have a material adverse effect on its financial condition or results of operations.  There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of the Company , threatened against or affecting the Company, its common stock, or of the Company’s officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

The Company’s common stock trades on the OTCQB Tier of the OTC Markets Group Inc electronic interdealer quotation system.  The following quotes represent the high and low recent sales prices as reported by the OTCQB.  These quotes reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

	Fiscal Year Ended June 30, 2014		Fiscal Year Ended June 30, 2013
	High	Low	High	Low
Quarter ended September 30th	$0.796	$0.360	$11.20	$0.40
Quarter ended December 31st	$0.620	$0.048	$7.60	$0.80
Quarter ended March 31st	$0.172	$0.056	$4.80	$1.20
Quarter ended June 30th	$0.228	$0.028	$3.60	$0.80

(b) Holders

As of October 7, 2014, the Company had approximately 337 shareholders of record.

(c) Dividends

The Company did not declare or pay any cash dividends on its common stock during the last two fiscal years ended June 30, 2014 and 2013, and does not expect to pay cash dividends for the foreseeable future.

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

There were no issuer repurchases by the Company during the fiscal years ended June 30, 2014 and 2013.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Annual Report on Form 10-K contains “forward-looking statements” within in the meaning of the Securities Exchange Act of 1934 and the Securities Act of 1933. Forward looking statements typically contain words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” or similar other words. Statements expressing expectations regarding its future business and prospects or projections the Company makes relating to products, sales, revenues and earnings are typical of such forward-looking statements.

All forward-looking statements are subject to the risks and uncertainties inherent in attempting to predict future results and activities. The Company’s actual results may differ materially from those projected, stated or implied in its forward-looking statements as a result of many factors including, but not limited to, its overall industry environment, customer and retail outlet acceptance of its products, effectiveness of its marketing and promotional activities, failure to develop and commercialize new products, material delay in the introduction of products, government regulatory matters, production and/or quality control problems, product liability matters, competitive pressures, inability to raise sufficient working capital, general economic conditions and its financial condition.

The Company’s forward-looking statements relate only as of the date made by it.  The Company undertakes no obligation to update or revise any such statements to reflect new circumstances or unanticipated events as they occur, and you are urged to review and consider all disclosures the Company makes in this and other reports which relate to risk factors germane to its business and industry.

Plan of Operation

PuraMed’s business strategy going forward is to re-launch its flagship migraine product LipiGesic M using the name and branded image MigraPure®. The Company plans to begin the promotion of MigraPure with a strong online presence and sampling program that will build awareness and acceptance of the general population and in selected markets. The goal of the re-launch is to drive sales in both the online marketplace and in selected markets and to generate revenue. PuraMed’s primary goal is to achieve continual material growth of MigraPure® migraine product sales through online and brick-and-mortar natural drug distribution channels, while at the same time promoting MigraPure® brand awareness to realize substantial profitability as soon as possible. To implement this strategy, PuraMed intends to execute the following activities during the next twelve months:

The Publication of the Clinical Trial Data – The Company believes the outcome of the Company’s 2011 clinical study coupled with the publication of the manuscript in the peer reviewed-medical journal “Headache, The Journal of Head and Face Pain” has proved to be very successful. It has and is expected to continue to provide it with numerous marketing and promotion opportunities that could significantly help with the re-launch of its MigraPure migraine product.

PuraMed is in the process of creating a detailed marketing strategy that focuses on the sampling and engagement of segments of the medical community. The successful outcome and subsequent re-analysis of LipiGesic M’s clinical trial data is expected to be an instrumental component of those actions.  Medical marketing efforts targeting specific segments of the medical community are expected to yield positive returns.

The data that the Company has received regarding its clinical trial focusing on the adolescent population is expected to further underscore the validity of feverfew and ginger as an safe and effective formulation for the treatment of migraine in the youth and adolescents. Treatment options for this demographic, conservatively estimated at 10 million are limited. The traditional prescription migraine remedies have adverse side effects and are not recommended for use by children and adolescents.

Commercialization PuraMed Products – In addition to raising the necessary funds to continue operations, PuraMed’s primary focus for the remainder of calendar year 2014 and beginning of 2015 is expect to be to continue the re-branding process and gain distribution with one or more retail channels.  The Company will work to use its clinical data, anecdotal information and an aggressive sampling campaign to overcome consumer and retailer skepticism,  provide third-party validation of its migraine products efficacy and achieve retail and online placement.

The Company’s also plans to implement a strong online marketing campaign that expects to drive organic traffic to either The Company’s online store or retail venues after the re-branding of MigraPure is complete. A three-pronged marketing strategy expects to be implemented that targets, consumers, the medication community and retailers. Each target should have marketing plans designed specifically for them to maximize awareness, encourage engagement and prompt purchase. As part of the re-launch efforts an enhanced website, electronic media campaigns and eCommerce portal is expected to optimize its internet sales.

Expansion of Sales and Marketing Activities – PuraMed plans to continue working to expand and develop marketing strategies focused on gaining a network of retail outlets; implementing direct-to-consumer marketing messages; exhibiting and attending tradeshows of targeted industries, and maintaining a sampling program to build awareness and secure consumers of MigraPure.

Continuation of Product Development – Besides its MigraPure product, PuraMed will work to complete development and testing of its hemp-based product line of non-prescription drugs and nutritional supplements to be commercially launched in the future as additional PuraMed products.

Assuming the Company raises the necessary capital, it anticipates spending approximately $3.0 million over the next twelve months on the marketing of its migraine headache remedy along with the introduction of its hemp-based cannabinoid product offerings regardless of any amounts of revenues the Company generates from product sales during this period.  If raised, these funds will be spent as follows:

Sales and marketing expenses	$2,000,000
Purchase of product inventory, packaging and raw materials	600,000
Research and development activities	100,000
General and administrative expenses including rent, fixed overhead and management compensation	300,000
$3,000,000

Results of Operations for the Fiscal Years Ended June 30, 2014 and 2013

Revenues

Revenues were $0 and $42,807 for the fiscal years ended June 30, 2014 and 2013, respectively.  The revenue decrease is due to a reduction in retail orders.

Cost of Sales

Cost of Sales were $443,861 and $95,334 for the fiscal years ended June 30, 2014 and 2013, respectively.  The increase in cost of sales is due mainly to the  write-off of obsolete inventory during the fiscal year ended June 30, 2014.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $288,405 and $195,209 for the fiscal years ended June 30, 2014 and 2013, respectively. Selling, general and administrative expenses for fiscal 2014 increased primarily due to a $120,000 charge for 1,250,000 shares of the Company’s common stock issued to a vendor (the fair market value of the shares exceeded the $20,000 accounts payable that was settled).

Amortization and Depreciation

Amortization and depreciation expenses were similar at $53,110 and $54,833 for the fiscal years ended June 30, 2014 and 2013, respectively.

Professional Fees

Professional fees were $445,092 and $615,689 for the fiscal years ended June 30, 2014 and 2013, respectively.  The decrease relates to a lower level of consulting expenses.

Marketing and Advertising Expense

Marketing and advertising expense were $202,447 and $661,118 for the fiscal years ended June 30, 2014 and 2013, respectively. Decreased expenses for 2014 are due primarily to the reduction of media costs associated with its product placement in retail chain drugstores.

Research and Development Expenses

Research and development expenses were $0 and $75,055 for the fiscal years ended June 30, 2014 and June 30, 2013, respectively. The decrease in research and development expenses  is due to the cost of the Company’s second clinical study during the year ended June 30, 2013.

Salaries

Salaries were $35,600 and $28,292 for the fiscal years ended June 30, 2014 and 2013, respectively.  The increase in expense is because of the Officer Manager’s increase in weekly hours worked due to staff changes.

Officer Salaries

Officer salaries were $1,228,241 and $322,897 for the fiscal years ended June 30, 2014 and 2013, respectively.  The increase in salaries is attributed to $960,000 incurred during 2014 for 10,000,000 shares of the Company’s common stock issued to CEO Russell Mitchell  (the fair value of the shares exceeded the $160,000 of accrued wages paid by $960,000).

Interest Expense

Interest expense was $1,071,252 and $528,767 for the fiscal years ended June 30, 2014 and 2013, respectively.  The increase in interest expense was due to the amortization of debt discounts for notes used to finance the Company’s operations.

Loss on Derivative Liability

The loss on derivative liability is the difference in value using the lattice model for the warrants and the convertible notes’ conversion features between the date issued and the current year-end.  The loss for the fiscal year ended June 30, 2014 was $1,457,915 and the gain for fiscal year 2013 was $65,915, respectively. The difference was due to a higher number of financing transactions in 2014 that included derivative liabilities.

Loss on Debt Restructuring

During 2013, a lender restructured its debt agreement with the Company, which constituted a troubled debt restructuring.  Losses incurred as a result of this restructuring totaled $94,132.

Net Losses

Net losses for the fiscal years ended June 30, 2014 and 2013, were $5,225,923 and $2,562,604, respectively.  The increase in net losses for 2014 was primarily due to decreased sales, increased interest costs based upon debt financing and increased losses on derivative liabilities.

Liquidity and Capital Resources

As of June 30, 2014, the Company had cash of $48,576 and a working capital deficit of $5,253,538.

The Company intends to raise the funds needed to implement its plan of operation through both private sales of debt and equity securities. There is no assurance, however, that the Company will be successful in raising the necessary capital to implement its business plan, either through debt or equity sources.

Critical Accounting Policies

The discussion in this Plan of Operation should be considered in conjunction with the Company’s audited financial statements and related notes included in this registration statement. These financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP).

The preparation of the Company’s financial statements requires it to make estimates and judgments affecting its reported amounts of assets, liabilities, revenues and expenses and related disclosures. On an ongoing basis, the Company plans to evaluate these estimates which are based on historical experience and certain assumptions the Company believes to be reasonable under the circumstances. Actual results may differ materially from its estimates under different assumptions or conditions.

Impairment – Whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, the Company conducts an impairment analysis of any material intangible assets owned by it. If the results of any such impairment analysis indicate its recorded values for any such assets have declined materially, the Company plans to adjust its recorded asset valuations in all of its financial statements to reflect any such decline in value.  The Company believes that no impairment exists at June 30, 2014.

Stock-Based Compensation – The Company has issued stock-based compensation to its employees, contractors, consultants or others providing goods and services to it. The fair market value of any stock-based compensation issued for goods or services is expensed over the period in which the Company receives them. Most likely any equity securities issued by the Company for goods and services most likely will consist of common shares or common stock purchase warrants, which will be fully vested, non-forfeitable, and fully paid or exercisable at the date of grant. Regarding any future stock option or warrant grants, the Company intends to determine their fair value by using the Black-Scholes model of valuation.

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

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. Management is currently evaluating the impact, if any, on adopting ASU 2014-09 on the Company’s results of operations or financial condition.  The Company has considered this and other recent accounting pronouncements of which the Company is aware, and the Company believes their adoption has not had, and is not expected to have, any material impact on its financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company does not hold any derivative instruments for investing purposes and do not engage in any hedging activities.

Item 8.  Financial Statements and Supplementary Data.

The Company’s financial statements are contained in pages F-1 through F-17, which appear at the end of this Annual Report.

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

The Company’s principal executive officer evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2014, and concluded that the disclosure controls and procedures were not effective as a whole, and that the deficiency involving internal controls constituted a material weakness as discussed below:

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f).  A system of internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statement for external purposes in accordance with US GAAP.

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of June 30, 2014, based on the interpretive guidance issued by the Commission in Release No. 34-55929.  Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was ineffective as of June 30, 2014, and identified the following material weaknesses:

There is a lack of accounting personnel with the requisite knowledge of US GAAP and the financial reporting requirements of the Securities and Exchange Commission.

There are insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

There is a lack of segregation of duties, in that the Company only had one person performing all accounting-related duties.

Notwithstanding the existence of these material weaknesses in its internal control over financial reporting, its management believes that the financial statements included in its reports fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.

The Company plans to continue its assessment on a quarterly basis.  The Company includes external accountants to assist in its accounting processes.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors and Executive Officers and Control Persons.

The directors of the Company serve until their successors are elected and shall qualify. Executive officers are elected by the Board of Directors and serve at the discretion of the directors.  There are no family relationships among the Company’s directors and executive officers.

Name	Age	Position
Russell W. Mitchell	52	Chief Executive Officer, Chairman

Patricia McMurtrie	53	Chief Operating Officer, Director

Charles Phillips	66	Director

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

Patricia McMurtrie, age 53, Chief Operating Officer, Director

Patricia A. McMurtrie joined PuraMed BioScience as COO and director on May 27, 2014. Ms. McMurtrie brings experience as co-owner and marketing director of a successful marketing company handling local, regional and national clients. Her responsibilities included the development of creative marketing strategies, client relations, customer service, and strategic project planning and implementation for local start-ups, regional, and national clients for the past 13 years. Ms. McMurtrie has experience in the creation and execution of national and regional direct response initiatives. This is expected to add value to the board in the redistribution initiative.

Charles A. Phillips, age 66, Director

Charles A. Phillips was appointed to the Board of Directors on December 5, 2011.  Mr. Phillips was the former COO and Board member of The Quigley Corporation.  Quigley Corporation was responsible for one of the most successful launches of an over the counter product, Cold-Eeze™ in 1992 and it became the number one Pharmacist recommended product in the cough/cold category.  Given Mr. Phillips background and experience with a similar O-T-C product he possesses the skill set necessary to enhance and add value to the Company’s board of directors.

Audit Committee

The Company does not have a separately designated audit committee at this time, but rather its entire Board of Directors serves as its audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors, and persons who beneficially own more than 10% of the Company’s common stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Based solely on copies of Section 16(a) forms and representations from the Company’s executive officers, directors and ten-percent beneficial owners, the Company believes these persons have complied with all Section 16(a) filing requirements during the fiscal year ended June 30, 2014.

Code of Ethics

The Company has adopted a Code of Ethics and Business Conduct (“the Code”), which applies to the business conduct of the principal executive officer, principal financial officer, principal accounting officer and controller. The Code is available to any shareholder who sends a written request for a paper copy to: PuraMed Bioscience, Inc., ATTN: Patricia McMurtrie, COO, P.O. Box 677, Schofield, WI 54476. If the Company makes any substantive amendments to the Code or grants any waiver, including any implicit waiver from a provision of the Code for the directors or executive officers, the nature of such amendment or waiver is expected to be disclosed in a Current Report on Form 8-K.

Item 11.  Executive Compensation.

The following table sets forth the executive compensation of the executive officers of the Company for fiscal years 2014 and 2013.

Summary Compensation Table
Name and Positions	Fiscal Year (*)	Salary ($)	Bonus (S)	Stock Awards ($)
Russell Mitchell, CEO	2013	161,538	-	-
	2014	168,000	-	-
James Higgins, COO (resigned May 2014)	2013	92,308	-	-
	2014	70,154	-	-
Patricia McMurtrie, COO (hired May 2014)	2013	-	-	-
	2014	3,964	-	-
Sue Baacke, CFO (resigned May 2013)	2013	69,050	-	-
	2014	-	-	-

* The fiscal year of the Company ends on June 30.

Options/SAR Grants

The Company has not granted any stock options or SAR grants since its inception.

Compensation of Directors

No compensation was issued to Directors during fiscal year 2013 or 2014.

Employment Contracts and Change-in-Control Arrangements

The Company has no written employment agreements with any employees, and the Company also does not have any change-in-control arrangements with any person.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth as of October 7, 2014, certain information regarding beneficial ownership of the common stock of the Company by (a) each person or group known by the Company to be the beneficial owner of more than 5% of the outstanding common stock of the Company, (b) each director and executive officer of the Company, and (c) all directors and executive officers of the Company as a group. Each shareholder named in this table has sole voting and investment power with respect to shares of the common stock shown in table.

Title of Class – Common Stock

Shareholder	Shares Owned Beneficially	Percent of Class (1)
Russell Mitchell 1326 Schofield Avenue Schofield, WI 54476	98,145	*

Patricia McMurtrie 1326 Schofield Avenue Schofield, WI 54476	2,500	*

Chuck Phillips 35 Swamp Creek Road Erwinna, PA 18920	57,500	*

All directors and officers as a group (3 persons)	158,145	*

* Less than 1%

(1) Based on a total of 70,662,185 common shares outstanding as of October 7, 2014.

On June 30, 2014, the Company issued 51 shares of Series A Preferred Stock and 4,000,000 shares of Series B Preferred Stock to Mr. Russell Mitchell.  On June 30, 2014 the Company issued 250,000 shares of Series B Preferred Stock to Ms. Patricia McMurtrie.  All outstanding shares of Preferred Stock are owned by directors and officers as a group.

Item 13.  Certain Relationships and Related Transactions.

On February 18, 2014, the Board of Directors of the Company approved the issuance of 10,000,000 shares of the Company’s common stock to CEO Russell Mitchell for payment of $160,000 in accrued wages due to him.  The fair value of the shares issued was $1,120,000 and $960,000 was recorded as officers salaries.

The Board of Directors of PuraMed Bioscience, Inc. (the “Company”) by unanimous written consent in lieu of a special meeting approved, in connection with the designation of Series A Preferred Stock and Series B Preferred Stock on the terms and conditions approved by the Board of Directors, the issuance of (the “Issuance”) (i) 51 shares of Series A Preferred Stock (as defined below) and 4,000,000 shares of Series B Preferred Stock to Russell Mitchell, the Company’s Chief Executive Officer, in consideration of the cancellation of 10,000,000 shares of the Company’s common stock (the “Common Stock”); and (ii) 250,000 shares of Series B Preferred Stock to each of two investors, in consideration of the cancellation of 625,000 shares each of the Company’s Common Stock The certificates of designation for the Series A Preferred Stock and the Series B Preferred Stock were filed with the Secretary of State of the State of Minnesota on July 7, 2014 and the Issuance was effected, and the shares thereunder issued in accordance with the terms thereof, on July 11, 2014

Item 14.  Principal Accountant Fees and Services.

Pursuant to the filing of a Form 8-K on July 13, 2012, the Company changed their auditing firm to Tanner, LLC.  The aggregate fees billed by Tanner LLC for audit and audit related services for 2014 and 2013 were $66,300 and $43,200, respectively. These fees are inclusive for professional services rendered for the audit of the Company's annual financial statements, review of our quarterly financial statements and review of our registration statement filings.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

Exhibit No.	Description
3.1	Articles of Incorporation as amended May 21, 2014 (incorporated by references to the Company’s Form 8-K filing on October 10, 2014).
3.2	Articles of Incorporation for Nevada dated September 26, 2014 (incorporated by references to the Company’s Form 8-K filing on October 10, 2014).
3.3	Articles of Domestication for Nevada Dates September 26,2014 (incorporated by references to the Company’s Form 8-K filing on October 10, 2014).
3.4	Articles of Incorporation as amended Octover 3, 2014 (incorporated by references to the Company’s form 8-K filing on October 10, 2014)
3.5	Articles of Incorporation as amended May 31, 2013 (incorporated by references to the Company’s Form 8-K filing on May 31, 2013).
3.6	Bylaws of the Company (incorporated by reference to the Company’s Annual Registration Report on Form 10-SB for the year ended June 30, 2007).
10.1	Distribution Agreement for Spin-Off (incorporated by reference to the Company’s Form 8-K filing of parent Dotronix Inc. on March 20, 2007).
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

PURAMED BIOSCIENCE, INC.

Date: October 14, 2014	By:	/s/
/s/ Russell W. Mitchell
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Russell W. Mitchell	Chief Executive Officer (Principal Executive Officer and Principal Financial Officer),	October 14, 2014
Russell W. Mitchell	Director

/s/Patricia McMurtrie	Chief Operating Officer, Director	October 14, 2014
Patricia McMurtrie

/s/Charles Phillips	Director	October 14, 2014
Charles Phillips

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
PuraMed BioScience, Inc.

We have audited the accompanying balance sheets of PuraMed BioScience, Inc. (the Company) as of June 30, 2014 and 2013, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PuraMed BioScience, Inc. as of June 30, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ Tanner LLC

Salt Lake City, Utah
October 14, 2014

PURAMED BIOSCIENCE, INC.
Balance Sheets

	June 30,	June 30,
	2014	2013
ASSETS

Current Assets:
Cash	$48,576	$41,180
Accounts Receivable	-	25,119
Inventory	1,000	203,906
Prepaid Expenses	21,500	56,039
Total Current Assets	71,076	326,244

Property and Equipment:
Computer Software	2,638	2,483
Computer Hardware	9,070	5,338
Equipment	2,136	2,136
Accumulated Depreciation	(7,472)	(5,090)
Net Property and Equipment	6,372	4,867

Other Assets:
PuraMed Bioscience Products, net of accumulated
amortization of $336,032 and $298,418, respectively	-	37,614
Trademarks, net of amortization of $10,010 and $2,754, respectively	8,991	13,383
Patents, net of amortization of $8,784 and $2,928, respectively	91,683	89,511
Deferred Financing Fees	8,216	4,727
Total Other Assets	108,890	145,235

Total Assets	$186,338	$476,346

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts Payable	$791,915	$627,427
Accrued Wages - Officers	440,401	435,326
Accrued Expenses	301,675	120,040
Short-term Term Note	525,000	525,000
Short-term Convertible Notes, net of discount	320,574	454,025
Convertible Bond Payable	598,733	598,733
Derivative Liability - Warrants	355	10,178
Derivative Liability - Convertible Debt	2,345,961	400,270
Total Current Liabilities	5,324,614	3,170,999

Conditionally Redeemable Stock	-	75,000

Commitments and Contingencies

Stockholders' Deficit:
Series A Preferred Stock $.000001 par value, 51 and 0 shares authorized, issued and outstanding, respectively	-	-
Series B Preferred Stock $.000001 par value, 5,000,000 and 0 shares authorized, 4,500,000 issued and outstanding, respectively	5	-
Common Stock, $.000001 par value, 4,000,000,000 shares authorized, 27,105,175 and 1,277,757 shares issued and outstanding, respectively	27	1
Additional Paid in Capital	8,436,847	5,579,578
Accumulated Deficit	(13,575,155)	(8,349,232)
Total Stockholders' Deficit	(5,138,276)	(2,769,653)

Total Liabilities and Stockholders' Deficit	$186,338	$476,346

See accompanying notes to financial statements.

PURAMED BIOSCIENCE, INC.
Statements of Operations

	Year Ended
	June 30, 2014	June 30, 2013
Net Revenues	$-	$42,807

Cost of Sales	(443,861)	(95,334)

Gross Loss	(443,861)	(52,527)

Operating Expenses
Selling, General and Administrative Expenses	288,405	195,209
Amortization and Depreciation Expense	53,110	54,833
Professional Fees	445,092	615,689
Marketing and Advertising Expense	202,447	661,118
Research and Development	-	75,055
Salaries	35,600	28,292
Officer's Salaries	1,228,241	322,897

Total Operating Expenses	2,252,895	1,953,093

Loss from Operations	(2,696,756)	(2,005,620)

Other Income/(Expense)
Interest Expense	(1,071,252)	(528,767)
Loss on Troubled Debt Restructuring	-	(94,132)
Gain (Loss) on Derivative Liability	(1,457,915)	65,915

Other Expense	(2,529,167)	(556,984)

Net Loss	$(5,225,923)	$(2,562,604)

Loss per Common Share - Basic
and Diluted	$(0.50)	$(3.31)

Weighted Average Common Shares
Outstanding - Basic and Diluted	10,497,021	773,930

See accompanying notes to financial statements.

PURAMED BIOSCIENCE, INC.
Statements of Stockholders’ Deficits

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Paid In Capital	Deficit	Total

Balances at July 1, 2012	-	$-	-	$-	600,833	$1	$4,720,368	$(5,786,628)	$(1,066,259)

Stock and warrants issued for cash, net of issuance costs of $3,150	-	-	-	-	10,750		61,350	-	61,350
Stock issued for note payable conversion	-	-	-	-	354,047		259,418	-	259,418
Stock issued for financing commitment	-	-	-	-	11,979		115,000	-	115,000
Stock issued for services	-	-	-	-	72,500		96,000	-	96,000
Stock issued in troubled debt restructuring	-	-	-	-	187,500		-	-	-
Stock issued upon exercise of warrants	-	-	-	-	40,148		-	-	-
Retirement of derivative liability upon conversion of note payable	-	-	-	-	-		327,442	-	327,442
Net loss	-	-	-	-	-		-	(2,562,604)	(2,562,604)
Balances as of June 30, 2013	-	-	-	-	1,277,757	1	5,579,578	(8,349,232)	(2,769,653)

Stock issued for note payable conversion	-	-	-	-	17,215,272	17	576,812	-	576,829
Stock issued upon exercise of warrants	-	-	-	-	7,262,146	7	(7)	-	-
Stock issued to settle payables	-	-	-	-	11,250,000	11	1,259,989	-	1,260,000
Stock issued for services	-	-	-	-	1,350,000	2	124,398	-	124,400
Issuance of contingently redeemable shares	-	-	-	-	-	-	(115,000)	-	(115,000)
Retirement of derivative liability upon conversion of notes					-	-	1,011,071	-	1,011,071
Exchange of common stock for preferred stock	51	-	4,500,000	5	(11,250,000)	(11)	6	-	-
Net loss	-	-	-	-	-	-	-	(5,225,923)	(5,225,923)
Balances as of June 30, 2014	51	$-	4,500,000	$5	27,105,175	$27	$8,436,847	$(13,575,155)	$(5,138,276)

See accompanying notes to financial statements.

PURAMED BIOSCIENCE, INC.
Statements of Cash Flows

	June 30, 2014	June 30, 2013

Cash flows from operating activities:
Net loss	$(5,225,923)	$(2,562,604)

Changes in non cash working capital items:
Stock issued for services	124,400	96,000
Depreciation	2,382	2,285
Amortization	50,728	52,548
Amortization of deferred financing fees	32,681	-
Accretion on discount on convertible bond	-	50,490
Accretion on discount on convertible notes	857,803	425,142
Settlement of liabilities with stock based compensation	1,080,000	-
Loss (gain) on derivative liability	1,457,915	(65,915)
Loss on troubled debt restructuring	-	94,132
Changes in operating assets and liabilities:
Accounts receivable	25,119	(21,749)
Inventory	202,906	(35,275)
Prepaid expenses	34,539	(19,183)
Accounts payable	184,488	267,642
Accrued wages - officers	165,075	279,698
Accrued expenses	210,316	110,486

Net cash used for operating activities	(797,571)	(1,326,303)

Cash flows from investing activities:
Patent acquisition costs	(8,028)	(9,162)
Property and equipment acquisition costs	(3,887)	-
Trademark acquisition costs	(2,864)	-

Net cash used for investing activities	(14,779)	(9,162)

Cash flows from financing activities:
Proceeds from notes	819,746	1,347,233
Repayment of notes	-	(32,500)
Proceeds from sale of stock and warrants,
net of issuance costs	-	61,350

Net cash provided by financing activities	819,746	1,376,083

Net increase in cash	7,396	40,618

Cash at beginning of the period	41,180	562

Cash at end of the period	$48,576	$41,180

Supplemental disclosures of noncash investing and financing activities and other cash flow information:
Short-term convertible notes and accrued interest converted to
common stock	$576,829	$259,418
Common stock issued to satisfy accrued wages
and accounts payable	180,000	-
Retirement of derivative liability - convertible debt	1,011,071	327,442
Issuance of derivative liability - convertible debt	1,489,024	371,500
Issuance of common stock for debt discount	-	115,000
Reclassification of contingently redeemable stock out of permanent equity	115,000	-
Reclassification of contingently redeemable stock to convertible notes	190,000	-
Interest paid with cash	34,263	69,710

See accompanying notes to financial statements.

PURAMED BIOSCIENCE, INC.
Notes to Financial Statements
For the Years Ended June 30, 2014 and 2013

A.          NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PuraMed Bioscience, Inc. (PuraMed, PMBS or the Company) was incorporated as a Minnesota corporation during May 2006 as a subsidiary of Wind Energy America, Inc. (formerly Dotronix, Inc.) As of April 12, 2007 the Company was spun-off from its parent company. PuraMed Bioscience, Inc. operates from one location in central Wisconsin. The Company is in the business of developing proprietary non-prescription healthcare products with unique delivery systems, including MigraPure, formerly known as LipiGesic M, a highly effective acute migraine headache medicine along with several hemp-based treatments intended to treat inflammatory and anxiety related disease states.

PuraMed entered the non-prescription commercial marketplace in December 2009 employing direct response television and print campaigns to launch its new acute treatment for migraine headaches, LipiGesic M.  It gained initial national retail distribution in approximately 18,000 Walgreens and CVS drug stores. Due to lack of advertising funds, the sales velocity did not meet requirements and that distribution ended. PuraMed has now rebranded LipiGesic M as MigraPure and is preparing to reenter retail stores. Initially the Company plans to focus its launch into natural products and health food stores and alternative markets including online direct marketers and alternative health professionals. These markets offer a lower cost of entry and higher net return on investment when compared to the mainstream drug channel. Once significant revenue is developed in these venues, the Company plans to move back into the mainstream Food, Drug and Mass Merchandiser channels. In addition, the Company has chosen to move forward with the development of several new natural medicines incorporating hemp-based cannabinoids. These treatments are expected address a number of inflammatory conditions as well as depression and anxiety related disorders. PuraMed believes the market for its hemp-based treatments are expected grow dramatically as public acceptance for this new technology accelerates.

On September 26, 2014 the Company was re-domiciled as a Nevada corporation.

Use of Estimates

The preparation of financial statements in conformity with United States Generally Accepted Accounting Principles (US GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. The  fair value of derivative liabilities represent significant estimates. Actual results could differ from those estimates.

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

Amortization in the amount of $37,614 and $48,005 was recorded for 2014 and 2013, respectively.

PURAMED BIOSCIENCE, INC.
Notes to Financial Statements
For the Years Ended June 30, 2014 and 2013

A.          NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Trademarks

Trademarks consist of legal fees to acquire its trademarks. As of June 30, 2014, the trademark applications have been approved and amortization is being recorded.  Amortization is calculated on the straight-line method over the estimated useful lives of ten years.  Amortization in the amount of $7,256 and $1,615 was recorded for 2014 and 2013, respectively.

As of June 30, 2014, amortization expense relating to the trademarks is expected to be as follows:

Years ending June 30,
2015	$1,103
2016	1,103
2017	1,103
2018	1,103
2019	1,103
Thereafter	3,476
$8,991

Patents

In addition to the trademarks, the Company has completed and filed its final patent application on LipiGesic® M and received approval from the US Patent and Trademark Office on April 2, 2013, at which time the Company began amortization on the straight-line method over the estimated useful life of fifteen years.  Amortization in the amount of $5,858 and $2,928 was recorded for 2014 and 2013, respectively.

As of June 30, 2014, amortization expense relating to the patents is expected to be as follows:

Years ending June 30,
2015	$6,364
2016	6,698
2017	6,698
2018	6,698
2019	6,698
Thereafter	58,527
$91,683

Impairment of Long-Lived Assets

The carrying value of long-lived assets is reviewed periodically or when factors indicating impairment are present. The impairment loss is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets. The Company believes that no impairment exists at June 30, 2014.

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

PURAMED BIOSCIENCE, INC.
Notes to Financial Statements
For the Years Ended June 30, 2014 and 2014

A.          NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and Development

Research and development costs are expensed as incurred. Assets that are required for research and development activities, and have alternative future use, in addition to its current use, are included in equipment and depreciated over their estimated useful lives.

Loss per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding.  Diluted loss per common share assumes the exercise of stock options and warrants using the treasury stock method, if dilutive. Potentially dilutive shares of 21,782,835 and 94,685 as of June 30, 2014 and 2013, respectively, were not included in the calculation of diluted shares, as their effect would have been antidilutive.

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

No warrants were issued for stock based compensation during the years ended June 30, 2014 and 2013.

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

PURAMED BIOSCIENCE, INC.
Notes to Financial Statements
For the Years Ended June 30, 2014 and 2013

A.          NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Determining which category an asset or liability falls within the hierarchy requires significant judgment.  The Company evaluates its hierarchy disclosure each quarter.  Assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and 2013 are summarized as follows:

	Fair Value as of June 30, 2014
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liability – Warrants	$-	$-	$355	$355
Derivative Liability – Convertible Debt	-	-	2,345,961	2,345,961
Total	$-	$-	$2,346,316	$2,346,316

	Fair Value as of June 30, 2013
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liability – Warrants	$-	$-	$10,178	$10,178
Derivative Liability – Convertible Debt	-	-	400,270	400,270
Total	$-	$-	$410,448	$410,448

The following table presents the fair value reconciliation of Level 3 liabilities measured at fair value on a recurring basis during the years ended June 30, 2014 and 2013:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative Liability - Warrants	Derivative Liability – Convertible Debt	Total
Balance as of July 1, 2012	$229,461	$202,844	$432,305
Issuances	-	371,500	371,500
Retirement	-	(327,442)	(327,442)
Loss (gain) on derivative liability	(219,283)	153,368	(65,915)
Balance as of June 30, 2013	10,178	400,270	410,448
Issuances	-	1,489,024	1,489,024
Retirement	-	(1,011,071)	(1,011,071)
Loss (gain) on derivative liability	(9,823)	1,467,738	1,457,915
Balance as of June 30, 2014	$355	$2,345,961	$2,346,316

A binomial option-pricing model was used to value the derivative liability with the following inputs:

●
Stock price – The Stock Price was based on the closing price of the Company’s common stock on the valuation date.  The valuation date can either be the date of issuance of the convertible debt or the last day of a reporting period (the Valuation Date).  Stock prices on the Valuation Dates ranged from $0.028 to $11.80.

●
Exercise Price – The exercise price, or conversion price was based on the terms of the associated agreement, which for the convertible notes is usually based on a percentage of the average of the three lowest stock bid prices out of the last 10 trading days prior to the Valuation Date.

PURAMED BIOSCIENCE, INC.
Notes to Financial Statements
For the Years Ended June 30, 2014 and 2013

A.          NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

●	Time to Maturity – The time to maturity was determined based on the length of time between the Valuation Date and the maturity of the associated instruments.

●
Risk Free Rate – The risk free rate was based on the US treasury note rate as the Valuation Dates with term commensurate with the remaining term of the debt.  The risk free rates used ranged between .09% and 1.60%

●
Volatility – The volatility was based on the historical volatility of the Company, using a time period to calculate volatility commensurate with the Time to Maturity.  Volatilities used ranged between 278% and 369%.

Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts which may, at times, exceed federally insured limits.  To date, the Company has not experienced a loss of or lack of access to its cash.  However, no assurance can be provided that access to the Company’s cash are not expected to be impacted by adverse conditions in the financial markets.

Concentrations of net revenues and accounts receivable were as follows during the periods ended June 30, 2014 and 2013:

	2014	2013
Revenues:
Customer A	-%	100%

Accounts receivable:
Customer A	-%	96%

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

Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. Management is currently evaluating the impact, if any, on adopting ASU 2014-09 on the Company’s results of operations or financial condition.  The Company has considered this and other recent accounting pronouncements of which the Company is aware, and the Company believes their adoption has not had, and will not have, any material impact on its financial position or results of operations.

PURAMED BIOSCIENCE, INC.
Notes to Financial Statements
For the Years Ended June 30, 2014 and 2013

B.          FINANCING ARRANGEMENTS, MANAGEMENT PLANS, AND GOING CONCERN CONSIDERATIONS

Financing Arrangements

As of June 30, 2014, the Company had a cash balance of $48,576 and negative working capital of $5,253,538.  Short-term debt accounted for $1,444,307 of negative working capital.  The Company intends to raise the funds needed to implement the Company’s plan of operation through both private sales of debt and equity securities. There is no assurance, however, that the Company will be successful in raising the necessary capital to implement its business plan, either through debt or equity sources.

The Company incurred net losses of $5,225,923 and $2,562,604, for the years ending June 30, 2014 and 2013, respectively.

Going Concern

As of June 30, 2014, the Company had negative working capital and minimal funds needed to accomplish its planned business strategy or support its projected expenses. The Company plans to obtain the needed working capital primarily through debt issuances and sales of its common stock, which there is no assurance it will be able to accomplish. If the Company cannot obtain substantial working capital through debt issuances, common stock sales or other sources (if any), it will be forced to curtail its planned business operations. If the Company is unable to obtain additional financing, its ability to continue as a going concern is doubtful.

C.          INVENTORY

Inventory consists of raw materials and finished goods.  Raw materials are the components, including boxes, inserts, liquid medicine and packaging materials that have not been combined into the final product, ready for sale.  Finished goods are the final product, available for sale.  The raw materials inventory are expected to be assembled and placed in finished goods inventory when that amount is significantly reduced. Due to the Company’s rebranding efforts, all but $1,000 of inventory was written off during 2014.  The following is inventory as of June 30, 2014 and 2013:

	2014	2013
Raw Materials	$0	$29,345
Finished Goods	1,000	174,561
Total Inventory	$1,000	$203,906

D.          NOTES PAYABLE TRANSACTIONS

During the fiscal years ended June 2014 and 2013, the Company has issued various 8% to 12% secured convertible notes (the Convertible Notes). The Company has bifurcated the convertible debt agreements according to the guidance provided by ASC 815-15-25.  The principal and accrued interest for these notes is payable nine to twelve months after issuance, or such earlier date as defined in the agreement.  The notes are convertible by the holder at any time after the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.  The notes are convertible into shares of the Company’s common stock at a price of 50 to 60% of the average of the three lowest closing bid prices of the stock during the defined trading day period ending one day prior to the date of conversion.  The holders are not entitled to convert any portion of the Convertible Notes to the extent that the shares to be issued in connection therewith would cause the holder’s beneficial ownership of the Company’s common stock to exceed 4.99% of the outstanding shares of the Company’s common stock.  Because of the operation of the floating conversion price and the holder’s ability to convert as described above, the Company is unable to determine at any time the maximum number of shares into which the Convertible Notes may be convertible.

PURAMED BIOSCIENCE, INC.
Notes to Financial Statements
For the Years Ended June 30, 2014 and 2013

D.          NOTES PAYABLE TRANSACTIONS (Continued)

The Convertible Notes contain customary representations and warranties, customary affirmative and negative covenants, customary anti-dilution provisions, and customary events of default that accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the Convertible Notes.  A default on the Convertible Notes could lead to certain penalties, including an obligation to (a) pay all of the following, plus an additional 50% of (i) default interest, (ii) other monetary penalties, and (iii) the outstanding balance on the Convertible Notes.    As of June 30, 2014, the balance of the Convertible Notes is $320,574, net of discount of $806,024.

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

During 2013, the Company entered into a material definitive agreement with TCA Global Credit Master Fund, LP, a Cayman Islands limited partnership (TCA), with a promissory note in the amount of $350,000.  Interest was due and payable each month at a rate of 12%.  The note had a cross default clause and has a continuing, first priority security until such time as the note was repaid.  This note was convertible only upon default.  As further consideration for TCA entering into and structuring the promissory note, the Company paid TCA a fee of $115,000, with consideration of 479,167 shares of common shares of the Company, which was recorded as a debt discount, and amortized over the initial term of the debt of one year.

In June 2013, TCA restructured its debt agreement with the Company, which constituted a troubled debt restructuring, with the term of the debt extended through January 1, 2014.  The principal balance of the note was increased to $368,757 (which included $14,000 of interest due to TCA) as a result of this debt restructuring.  This balance was included with short-term convertible notes.  Losses incurred as a result of this restructuring totaled $94,132, which consisted of the payment of $75,000 of common stock to TCA, the write-off of a remaining debt discount of $14,375 and an increase in the balance due to TCA of $4,757.  The common stock issued to TCA was redeemable by the Company if TCA did not realize net proceeds of at least $75,000 from the shares within a twelve month period following receipt of the shares; accordingly, it was classified outside of permanent equity at June 30, 2013.  An additional $115,000 of shares became conditionally redeemable during 2014 and was also classified outside of permanent equity. The conditionally redeemable common stock totaling $190,000 was reclassified to convertible notes during 2014.

On April 24, 2014, the Company entered into a Master Exchange Agreement (the “Exchange Agreement”), with an Institutional Investor (the “Institutional Investor”) for the note initially issued by the Company to TCA, under which obligations of $579,109 were owed as of such date.  Pursuant to the Exchange Agreement and subject to its terms and conditions, the Institutional Investor may, from time to time, at the Institutional Investor’s sole option, exchange obligations under the note, in whole or in part, for shares of the Company’s common stock.  The number of common stock shares issuable to the Institutional Investor upon exchange of the obligation shall be determined by dividing the applicable “Exchange Amount” (as defined in the Agreement) by the “Exchange Price” (as defined in the Agreement).  Since the closing date, the Institutional Investor has exchanged approximately $224,000 of the outstanding obligations under the note for common stock.

In April 2013, two notes were signed with an individual for a total of $525,000, which were due on April 1, 2014, with 8% interest compounded annually.  These notes are secured by a second position in all the Company’s assets.  The Company has not begun servicing these notes.

PURAMED BIOSCIENCE, INC.
Notes to Financial Statements
For the Years Ended June 30, 2014 and 2013

E.           RELATED PARTY TRANSACTIONS

During the year ended June 30, 2012, the Company issued 400,000 cashless warrants to Russell Mitchell with a value of $0.25 per share with an exercise price of $0.25.  The Company also issued 300,000 shares of common stock at a rate of $0.25 per share to Charles A. Phillips.

On June 30, 2014, the Company issued 51 shares of Series A Preferred Stock and 4,000,000 shares of Series B Preferred Stock to Russell Mitchell, Chairman and CEO, in exchange for 10,000,000 shares of Common Stock.  On June 30, 2014, the Company issued 250,000 shares of Series B Preferred Stock to Patricia McMurtrie, COO, in exchange for 625,000 shares of Common Stock.

F.           STOCKHOLDER'S EQUITY

On October 7, 2014, the Company effected a 1-for-40 reverse split of its common stock. The number of authorized shares of common stock was also increased to 4,000,000,000.   The Company also amended its articles of incorporation, changing the par value of its common stock from $.001 to $.000001.

All share and per-share information in the accompanying financial statements have been restated retroactively to reflect the reverse stock split and change in par value. The common stock and additional paid-in capital accounts at June 30, 2013 and 2012 were adjusted retroactively to reflect the reverse stock split and change in par value.

On February 18, 2014, the Board of Directors of the Company approved the issuance of 10,000,000 shares of the Company’s common stock to CEO Russell Mitchell for payment of $160,000 in accrued wages due to him.  The fair value of the shares issued was $1,120,000 and $960,000 was recorded as officers salaries.

Equity Securities for Cash

During the year ended June 30, 2011, the Company sold 6,100 shares of restricted common stock with warrants for $36,600, $24,400 for stock and $12,200 for the warrants, to accredited or qualified investors in isolated transactions, at prices ranging from $12.00 to $20.00 per unit, of which there are two shares and one warrant per unit.

During the year ended June 30, 2011, the Company sold 33,025 shares of restricted common stock with warrants for $330,250, to thirty-three private investors at a rate of $20.00 per unit, of which there are two shares and one warrant per unit.  In accordance with guidance in ASC 815-40-25-1 and ASC 815-40-25-8, the Company has determined the warrants issued have net cash settlement provisions that require classification as derivative liabilities rather than permanent equity. In accordance with such accounting rules, derivative instruments are recorded at fair value and marked-to-market each period until they are exercised or expire, with any change in the fair value charged or credited to income each period. Because these warrants do not trade in an active securities market, their fair value was estimated using a binomial option-pricing model.

PURAMED BIOSCIENCE, INC.
Notes to Financial Statements
For the Years Ended June 30, 2014 and 2013

F.           STOCKHOLDER'S EQUITY (Continued)

During 2013, the Company sold 10,750 shares of restricted common stock for net proceeds of $61,350, to four private investors at a price of $6.00 per share.

During 2013, the Company issued a total of 354,047 common shares in payment of principal and interest due on convertible notes totaling $259,418.  The shares were valued at $0.48 to $0.88 per share.

Preferred Stock

The Board of Directors of PuraMed Bioscience, Inc. (the “Company”) by unanimous written consent in lieu of a special meeting approved, in connection with the designation of Series A Preferred Stock and Series B Preferred Stock on the terms and conditions approved by the Board of Directors, the issuance of (the “Issuance”) (i) 51 shares of Series A Preferred Stock (as defined below) and 4,000,000 shares of Series B Preferred Stock to Russell Mitchell, the Company’s Chief Executive Officer, in consideration of the cancellation of 10,000,000 shares of the Company’s common stock (the “Common Stock”); and (ii) 250,000 shares of Series B Preferred Stock to each of two investors, in consideration of the cancellation of 625,000 shares each of the Company’s common stock.

In the event of a liquidation event, the holders of Series A Preferred Stock are entitled to receive net assets on a pro rata basis.  Each holder of Series A Preferred Stock is entitled to receive ratably any dividends declared by the Board, if any, out of funds legally available for the payment of dividends.  No conversion of the Series A Preferred Stock is permitted.  Each share of Series A Preferred Stock shall have voting rights equal to 0.019607 multiplied by the total issued and outstanding common stock eligible to vote at the time of the respective vote (the Numerator), divided by .49, minus the Numerator.

In the event of a liquidation event, the holders of Series B Preferred stock are entitled to receive, on parity with the holders of common stock, based on the amount that would be received if each share of Series B Preferred Stock was fully converted into 100 shares of the Company’s common stock, assets of the Company available for distribution.  Each holder of Series B Preferred Stock may, from time to time and at any time, beginning on the date that is six months from the date of issuance of the Series B Preferred Stock, convert any or all of such holder’s share of Series B Preferred Stock into fully paid and non assessable shares of common stock in an amount equal to 100 shares of common stock for each share of Series B Preferred Stock surrendered.  Each share of Series B Preferred Stock shall have voting rights equal to 100 votes of common stock.

PURAMED BIOSCIENCE, INC.
Notes to Financial Statements
For the Years Ended June 30, 2014 and 2013

F.           STOCKHOLDER'S EQUITY (Continued)

Warrant Activities

The following table summarizes the Company’s warrant activities for the years ended June 30, 2014 and 2013:

	Shares	Weighted Average Exercise Price
Outstanding at July 1, 2012	54,563	$19.60
Issued	80,271	0.40
Exercised	(40,148)	0.40
Cancelled or expired	0	0.00
Outstanding at June 30, 2013	94,686	10.80
Issued	-	0.03
Exercised	(61,489)	0.03
Change in variable number of shares obtainable	21,749,638	0.03
Cancelled or expired	0	0.00
Outstanding at June 30, 2014	21,782,835	0.03

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

A reconciliation of estimated income tax expense (benefit) to the amount of computed using statutory federal rates is as follows:

	Year Ended June 30,
	2014	2013
Tax benefit at federal statutory rate of 35%	$(1,829,000)	$(871,000)
State taxes net of federal benefit	(261,000)	(122,000)
Permanent and other differences	732,000	21,000
Increase in valuation allowance	1,358,000	972,000
Provision	$-	$-

PURAMED BIOSCIENCE, INC.
Notes to Financial Statements
For the Years Ended June 30, 2014 and 2013

G.          INCOME TAXES (Continued)

No deferred income taxes have been provided for the temporary differences between the financial reporting and income tax basis of the Company due to the valuation allowances outlined below:

	Year Ended June 30,
	2014	2013
Deferred tax asset – Net operating loss carry forward	$4,053,000	$2,799,000
Deferred tax asset – Allowance for Doubtful Accounts	22,000	-
Deferred tax asset – Reserve for Obsolete Inventory	73,000	-
Deferred tax asset – Depreciation	75,000	64,000
Deferred tax asset – Accrued officer salaries	172,000	174,000
Valuation allowance	(4,395,000)	(3,037,000)
Net deferred tax asset	$-	$-

The Company has estimated federal and state net operating loss carryforwards of approximately $10.1 million expiring in the years 2025 through 2034. The Company has established a valuation allowance equal to the amount of cumulative tax assets. Accordingly, no net deferred tax assets, nor any current or deferred tax benefits, have been recognized at June 30, 2014 or 2013.

The Company believes it is no longer subject to United States or state income tax examinations for years before 2010.  The amount of net operating losses arising from fiscal years before 2010 is still subject to examination until expiration.

H.          SUBSEQUENT EVENTS

Subsequent to June 30, 2014, notes payable and accrued interest of  $192,060 were converted to 31,968,565 shares of common stock.  Also, 11,588,334 shares of common stock were issued pursuant to the exercise of warrants.

Subsequent to June 30, 2014, the Company issued convertible notes payable totaling $59,500, with interest between 8 and 12%, maturing June 15, 2015 through October 15, 2015, and unsecured.  The convertible notes are convertible into shares of the Company’s common stock between 50 and 60% of the market price.