Form 10-Q
period 2014-09-30
Puramed Bioscience Inc.
filed 2014-11-19
CIK 1409565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED September 30, 2014

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

There were 199,821,079 shares of Common Stock outstanding as of November 17, 2014.

[2]

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED FINANCIAL STATEMENTS

PURAMED BIOSCIENCE, INC.
Unaudited Condensed Balance Sheets

	September 30,	June 30,
	2014	2014

ASSETS

Current Assets:
Cash	$28,120	$48,576
Accounts Receivable	600	-
Inventory	8,467	1,000
Prepaid Expenses	-	21,500
Total Current Assets	37,187	71,076

Property and Equipment:
Computer Software	2,638	2,638
Computer Hardware	9,070	9,070
Equipment	2,136	2,136
Accumulated Depreciation	(8,335)	(7,472)
Net Property and Equipment	5,509	6,372

Other Assets:
Trademarks, net of amortization of $10,260 and $10,010, respectively	8,741	8,991
Patents, net of amortization of $11,184 and $8,784, respectively	95,315	91,683
Deferred Financing Fees	3,924	8,216
Total Other Assets	107,980	108,890

Total Assets	$150,676	$186,338

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts Payable	$850,954	$791,915
Accrued Wages - Officers	469,125	440,401
Accrued Expenses	309,043	301,675
Short-term Term Note	525,000	525,000
Short-term Convertible Notes, net of discount	532,715	320,574
Convertible Bond Payable	598,733	598,733
Derivative Liability - Warrants	355	355
Derivative Liability - Convertible Debt	2,380,028	2,345,961
Total Current Liabilities	5,665,953	5,324,614

Commitments and Contingencies

Stockholders' Deficit:
Series A Preferred Stock, $.000001 par value, 51 shares
authorized, issued and outstanding	-	-
Series B Preferred Stock, $.000001 par value, 5,000,000 and 0 shares
authorized, 4,500,000 issued and outstanding, respectively	5	5
Common Stock, $.000001 par value, 4,000,000,000 shares
authorized, 70,662,185 and 27,105,175 shares issued
and outstanding, respectively	71	27
Additional Paid in Capital	8,882,451	8,436,847
Accumulated Deficit	(14,397,804)	(13,575,155)
Total Stockholders' Deficit	(5,515,277)	(5,138,276)

Total Liabilities and Stockholders' Deficit	$150,676	$186,338

See accompanying notes to financial statements.

[3]

PURAMED BIOSCIENCE, INC.
Unaudited Condensed Statements of Operations

	Three Months Ended
	September 30, 2014	September 30, 2013
Net Revenues	$3,636	$-

Cost of Sales	4,932	26,603

Gross Loss	(1,296)	(26,603)

Operating Expenses

Selling, General and Administrative Expenses	23,774	43,226
Amortization and Depreciation Expense	3,513	14,440
Professional Fees	48,897	107,930
Marketing and Advertising Expense	9,770	22,990
Salaries	5,874	7,436
Officer's Salaries	42,314	60,923

Total Operating Expenses	134,142	256,945

Loss from Operations	(135,438)	(283,548)

Other Expense
Interest Expense	(431,930)	(125,999)
Loss on Derivative Liability	(255,281)	(293,171)

Other Expense	(687,211)	(419,170)

Net Loss	$(822,649)	$(702,718)

Loss per Common Share - Basic
and Diluted	$(0.02)	$(0.51)

Weighted Average Common Shares
Outstanding - Basic and Diluted	51,974,227	1,374,750

See accompanying notes to financial statements.

[4]

PURAMED BIOSCIENCE, INC.
Unaudited Condensed Statements of Cash Flows

	Three Months Ended
	September 30, 2014	September 30, 2013

Cash flows from operating activities:
Net loss	$(822,649)	$(702,718)

Changes in non cash working capital items:
Depreciation	863	572
Amortization	2,650	13,868
Amortization of deferred financing fees	7,292	3,581
Accretion on discount on convertible notes	374,767	76,701
Loss on derivative liability	255,281	293,171
Changes in operating assets and liabilities:
Accounts receivable	(600)	(15,638)
Inventory	(7,467)	4,443
Prepaid expenses	21,500	32,006
Accounts payable	59,039	77,377
Accrued wages - officers	28,724	52,661
Accrued expenses	37,176	33,748

Net cash used for operating activities	(43,424)	(130,228)

Cash flows from investing activities:
Patent acquisition costs	(6,032)	(2,779)
Property and equipment acquisition costs	-	(232)

Net cash used for investing activities	(6,032)	(3,011)

Cash flows from financing activities:
Proceeds from notes	29,000	92,830

Net cash provided by financing activities	29,000	92,830

Net decrease in cash	(20,456)	(40,409)

Cash at beginning of the period	48,576	41,180

Cash at end of the period	$28,120	$771

Supplemental disclosures of noncash investing and financing activities and other cash flow information:
Short-term convertible notes and accrued liabilities converted to common stock	$192,060	$50,730
Retirement of derivative liability - convertible debt	253,588	17,357
Issuance of derivative liability - convertible debt	50,594	151,592
Interest paid with cash	-	14,263

See accompanying notes to financial statements.

[5]

PURAMED BIOSCIENCE, INC.
Notes to Condensed Unaudited Financial Statements

A. Basis of Presentation

The condensed balance sheet as of September 30, 2014, the condensed statements of operations for the three month periods ended September 30, 2014 and 2013 and the condensed statements of cash flows for the three month periods ended September 30, 2014 and 2013 have been prepared by PuraMed BioScience, Inc. (the "Company") without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2014 and the results of operations and cash flows for the three month periods ended September 30, 2014 and 2013 presented herein have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with the United States generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's financial statements and notes thereto for the fiscal year ended June 30, 2014 included in the Annual Report on Form 10-K of the Company filed with the SEC on October 14, 2014.

B. Going Concern

As of September 30, 2014, the Company had negative working capital and minimal funds needed to accomplish its planned business strategy or support its projected expenses. The Company plans to obtain the needed working capital primarily through debt issuances and sales of its common stock, which there is no assurance it will be able to accomplish. If the Company cannot obtain substantial working capital through debt issuances, common stock sales or other sources (if any), it most likely will be forced to curtail its planned business operations. If the Company is unable to obtain additional financing, its ability to continue as a going concern is doubtful.

C. Accounting Policies

Loss per common share – Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted loss per common share assumes the exercise of stock options and warrants using the treasury stock method, if dilutive. Potentially dilutive shares of 622,191,101 and 2,157,821, for the three months ended September 30, 2014, and 2013, respectively were not included in the calculation of diluted shares, as the effect would have been antidilutive.

Trademark Amortization – PuraMed® BioScience trademarks consist of the legal costs associated with registering its LipiGesic®, MigraPure, and PuraMed® BioScience trademarks. As these trademarks have been approved, they are being amortized on a straight-line basis over an estimated useful life of ten years.

Fair Value Measurements

Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company uses a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

[6]

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosure each quarter. Assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and June 30, 2014 are summarized as follows:

	Fair Value as of September 30, 2014
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liability - Warrants	$-	$-	$355	$355
Derivative Liability – Convertible Debt	-	-	2,380,028	2,380,028
Total	$-	$-	$2,380,383	$2,380,383

	Fair Value as of June 30, 2014
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liability - Warrants	$-	$-	$355	$355
Derivative Liability – Convertible Debt	-	-	2,345,961	2,345,961
Total	$-	$-	$2,346,316	$2,346,316

[7]

The following table presents the fair value reconciliation of Level 3 liabilities measured at fair value on a recurring basis during the three months ended  September 30, 2014:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
		Derivative
	Derivative	Liability -
	Liability -	Convertible
	Warrants	Debt	Total
Beginning balance, July 1, 2014	$355	$2,345,961	$2,346,316
Issuance	-	32,000	32,000
Retirements	-	(253,214)	(253,214)
Loss on derivative liability	-	255,281	255,281
Ending balance, September 30, 2014	$355	$2,380,028	$2,380,383

[8]

PURAMED BIOSCIENCE, INC.
Notes to Condensed Unaudited Financial Statements

A binomial option-pricing model was used to value the derivative liability with the following inputs:
●
Stock Price – The Stock Price was based on the closing price of the Company’s common stock on the valuation date. The valuation date can either be the date of issuance of the convertible debt note or the last day of a reporting period (the Valuation Date). Stock prices on the Valuation Dates ranged from $0.004 to $11.80.

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
●
Risk Free Rate – The risk free rate was based on the US treasury note rate as of the Valuation Dates with term commensurate with the remaining term of the debt. The risk free rate ranged between .09% and 1.60%.

●
Volatility – The volatility was based on the historical volatility of the Company, using a time period to calculate volatility commensurate with the Time to Maturity.  Volatilities used ranged between 278% and 369%.

Recently Enacted Accounting Standards

On May 28, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. Management is currently evaluating the impact, if any, on adopting ASU 2014-09 on our results of operations or financial condition.  The Company has considered this and other recent accounting pronouncements of which the Company is aware, and the Company believes their adoption has not had, and will not have, any material impact on our financial position or results of operations.

[9]

PURAMED BIOSCIENCE, INC.
Notes to Condensed Unaudited Financial Statements

D. Inventory

Inventory consists of raw materials and finished goods. Raw materials are the components, including boxes, inserts, liquid medicine and packaging materials that have not been combined into the final product, ready for sale. Finished goods are the final product, available for sale. The raw materials inventory is expected to be assembled and placed in finished goods inventory when that amount is significantly reduced. Due to the lack of degradation of the material, no adjustment for obsolescence is necessary. Inventory consisted of the following as of September 30, 2014 and June 30, 2014:

	September 20, 2014	June 30, 2014
Raw Materials	$7,467	$-
Finished Goods	1,000	1,000
Total Inventory	$8,467	$1,000

E. Notes Payable Transactions

The Company has issued various 8% to 12% secured convertible notes (the Convertible Notes). The Company has bifurcated the convertible debt agreements according to the guidance provided by ASC 815-15-25.  The principal and accrued interest for these notes is payable nine to twelve months after issuance, or such earlier date as defined in the agreement.  The notes are convertible by the holder at any time after the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.  The notes are convertible into shares of the Company’s common stock at a price of 50% to 60% of the average of the three lowest closing bid prices of the stock during the defined trading day period ending one day prior to the date of conversion.  The holders are not entitled to convert any portion of the Convertible Notes to the extent that the shares to be issued in connection therewith would cause the holder’s beneficial ownership of the Company’s common stock to exceed 4.99% of the outstanding shares of the Company’s common stock.  Because of the operation of the floating conversion price and the holder’s ability to convert as described above, the Company is unable to determine at any time that number of shares into which the Convertible Notes may be convertible.

The Convertible Notes contain customary representations and warranties, customary affirmative and negative covenants, customary anti-dilution provisions, and customary events of default that accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the Convertible Notes.  A default on the Convertible Notes could lead to certain penalties, including an obligation to (a) pay all of the following, plus an additional 50% of (i) default interest, (ii) other monetary penalties, and (iii) the outstanding balance on the Convertible Notes.  As of September 30, 2014, the balance of the Convertible Notes is $532,715, net of discount of $463,253.

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

[10]

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

During 2013, the Company entered into a material definitive agreement with TCA Global Credit Master Fund, LP, a Cayman Islands limited partnership (TCA), with a promissory note in the amount of $350,000.  Interest was is and payable each month at a rate of 12%.  The note has a cross default clause and has a continuing, first priority security until such time as the note is repaid.  This note is convertible only upon default.  No derivative has been recorded because the value is nominal.  As further consideration for TCA entering into and structuring the promissory note, the Company paid TCA a fee of $115,000, with consideration of 479,167 shares of common shares of the Company, which is recorded as a debt discount, and amortized over the initial term of the debt of one year.

In June 2013, TCA restructured its debt agreement with the Company, which constituted a troubled debt restructuring, with the term of the debt extended through January 1, 2014.  The principal balance of the note was increased to $368,757 (which included $14,000 of interest due to TCA) as a result of this debt restructuring.  This balance was included with short-term convertible notes.  Losses incurred as a result of this restructuring totaled $94,132, which consisted of the payment of $75,000 of common stock to TCA, the write-off of a remaining debt discount of $14,375 and an increase in the balance due to TCA of $4,757.  The common stock issued to TCA is redeemable by the Company if TCA does not realize net proceeds of at least $75,000 from the shares within a twelve month period following receipt of the shares; accordingly, it has been classified outside of permanent equity.  The conditionally redeemable common stock totaling $190,000 was reclassified to convertible notes during 2014.

On April 24, 2014, the Company entered into a Master Exchange Agreement (the “Exchange Agreement”), with an Institutional Investor (the “Institutional Investor”) for the note initially issued by the Company to TCA, under which obligations of $579,109 were owed as of such date.  Pursuant to the Exchange Agreement and subject to its terms and conditions, the Institutional Investor may, from time to time, at the Institutional Investor’s sole option, exchange obligations under the note, in whole or in part, for shares of the Company’s common stock.  The number of common stock shares issuable to the Institutional Investor upon exchange of the obligation shall be determined by dividing the applicable “Exchange Amount” (as defined in the Agreement) by the “Exchange Price” (as defined in the Agreement).  Since the closing date, the Institutional Investor has exchanged approximately $329,000 of the outstanding obligations under the note for common stock.

In April 2013, two notes were signed with an individual for a total of $525,000, which were due on April 1, 2014, with 8% interest compounded annually.  These notes are secured by a second position in all the Company’s assets.  The Company has not begun servicing these notes.

F. Stockholders’ Equity (Deficit)

On October 7, 2014, the Company effected a 1-for-40 reverse split of its common stock.  The number of authorized shares of common stock was also increased to 4,000,000,000.  The Company also amended its articles of incorporation, changing the par value of its common stock from $0.001 to $0.000001.

[11]

PURAMED BIOSCIENCE, INC.
Notes to Condensed Unaudited Financial Statements

F. Stockholders’ Equity (Deficit) (continued)

All share and per share information in the accompanying financial statements have been restated retroactively to reflect the reverse stock split and change in par value.

During the three months ended September 30, 2014, the Company issued a total of 31,968,565 common shares in payment of accrued expenses, and of principal and interest due on convertible notes totaling $192,060.

During the three months ended September 30, 2014, 11,588,445 common shares were issued in connection with the cashless exercise of warrants.

G. Subsequent Events

Subsequent to September 30, 2014, the Company issued convertible notes payable totaling $75,500 due with interest ranging from 8% to 10% with maturity dates ranging from being due on demand to October, 7, 2015.

Subsequent to September 30, 2014, notes payable and accrued interest of $69,094 were converted into 96,718,720 shares of common stock.  Also, 32,439,735 shares of common stock were issued pursuant to the exercise of warrants.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and plan of operations should be read and considered along with its condensed financial statements and related notes included in this Quarterly Report on Form 10-Q. Various statements have been made in this Quarterly Report on Form 10-Q that may constitute “forward-looking statements.” Forward-looking statements may also be made in the Company’s other reports filed with or furnished to the SEC and in other documents. In addition, from time to time, the Company, through its management, may make oral forward-looking statements. Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from such statements. The words “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely” and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update or revise any forward-looking statements, except as required by law.

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

[12]

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

On October 7, 2014, the Financial Industry Regulatory Authority (FINRA) effected in the marketplace (i) the change in the Company’s domicile from Minnesota to Nevada and (ii) a 1-for-40 reverse stock split.

 Overview of Business

The Company is engaged in the business of developing and marketing a line of non-prescription medicinal or healthcare products to be marketed through various independent and retail channels. The Company plans on re-launching its flagship product, LipiGesic ® under the MigraPure ® brand and trademark. The Company has recently completed the product development and design packaging for the product and has created other intellectual assets to promote a successful re-launch.

In addition to MigraPure, PuraMed BioScience has created an enhanced formulation for the relief of seizure-related headaches, which could become part of the PuraMed product line.

The Company entered the Over-The-Counter (OTC) healthcare products marketplace in December 2009, by employing “direct to consumer” marketing for the Company’s migraine remedy. The Company is currently undergoing concerted efforts to re-enter the food and drug mass marketplace.

The Company is also investigating several strategic alliances that could enable the Company to co-market and build market share of complementary products.

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

MigraPureis is available as a non-prescription remedy, provides a side effect profile similar to placebo, and has a significantly lower cost compared to more expensive prescription migraine drugs.

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

[13]

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

Business Structure

PuraMed intends to function primarily as a research and development, marketing and sales organization.  Product manufacturing, packaging, product fulfillment and other operations intend to be outsourced to experienced and reliable third parties through contracts monitored and controlled by PuraMed.  PuraMed believes this structure hopefully reduces significantly the production costs and manufacturing time related to making the product commercially available.

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

[14]

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

The outcome of the Company’s first clinical study was extremely favorable. After 2 hours post-dose (the clinical trial standard), 64% of migraines treated with the MigraPure formula were reduced to mild or no pain.  The study concludes that, “sublingual (under-the-tongue) delivery of feverfew/ginger appears safe and effective as a first-line abortive treatment for a population of migraineurs who frequently experience mild headache prior to the onset of moderate to severe headache. It appears to be well tolerated and has no known contraindications with other acute migraine treatments for migraine.”

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

Sales and Marketing

PuraMed intends to concentrate its efforts on the Company’s initial product re-launch of MigraPure product. After the Company has reached a level of sales that will sustain the product, an additional product offerings the launch of a second product will result. All of the Company’s additional product offerings will follow the same three-phase process to market as MigraPure:

Phase One Rollout: Direct Response and Sampling. The re-entry of MigraPure Advanced Migraine Relief into the marketplace will commence with direct-response campaigns to targeted medical populations; distribution through selected retail outlets, natural products stores and independent pharmacies; a military sampling program  and an internet marketing campaign that includes organic as well as PPC efforts. In addition to the proposed marketing strategies to build awareness and product purchase, PuraMed is expected to implement a strong customer service program to retain loyal customers.

MigraPure’s re-entry will include a re-packaging effort that should enhance the brand’s appeal to the public. Other products in the MigraPure product line are planned and underway.

[15]

When the MigraPure Advanced Migraine Relief shows sustained growth, we plan to develop additional marketing assets promotion of the product in other targeted medical markets and selected retail venues.

Phase Two Rollout: Retail Drugstores. Upon the successful completion of the Phase One Rollout, PuraMed plans to begin the process of working closely with major drug chains to sell MigraPure Advance Migraine Relief in stores across the nation with the goal of self-sustainability and revenue generation.

Phase Three Rollout: Further Retail Outlets. A few months after completing the phase two rollout for its migraine remedy, PuraMed plans to launch phase three which will consist of working to expand the retail placement of its migraine product in approximately an additional 21,000 targeted retail outlets including mass merchandisers such as Wal-Mart and Target, food store chains such as SuperValu, Kroger and Safeway, and additional well-known regional drugstores.

PuraMed has selected these targeted retailers according to various material criteria, including cost of entry, geography, demographics and consumer preference.

After achieving material initial distribution for PuraMed products, PuraMed plans to initiate a comprehensive and ongoing promotional campaign directed toward consumer groups it has identified from its product rollouts. The objective of its promotional campaign is to build consumer awareness and develop a consumer-based demand for MigraPure throughout the United States. The scope of the Company’s brand building effort is expected to span all of the following major advertising venues:

Trade Advertising – Consisting of retail POS (point-of-sale) materials, coupon redemption programs, in-store promotional video, pharmaceutical trade magazines like Pharmacy Times, and Mass Market Retailer, key primary care and medical journals,  articles in consumer-focused magazines like Headwise a publication of the National Headache Foundation, 2015 attendance at the NACDS (National Association of Chain Drug Stores) Trade Show and other industry events. In addition, MigraPure, is expected to be featured in several key primary care and medical journals.

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

Special Programs – The Company has implemented a special program for active-duty servicemen and women and returning Veterans. The Company is currently working with Honoring Our Troops, Operation Gratitude, and Operation Troop Aid to distribute its current product, MigraPure.

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

MigraPure has no known or reported drug interactions of this type, making it a safer choice for veterans suffering with migraine and PTSD.

[16]

In response to this, the Company has been and plans to continue providing veterans and members of the armed forces with a free sample of MigraPure.  MigraPure is among the top four items requested in the America Cares Project care packages that were delivered by Honoring Our Troops to US military personnel serving in Afghanistan.

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

[17]

 Employees and Facilities

As of November 4, 2014, PuraMed has three employees including its two executive officers, and an office manager.  PuraMed anticipates hiring one or more experienced sales and marketing personnel to support the upcoming commercial launch of MigraPure within the next 12 months.

Corporate Contact Data

The address of the Company in suburban Wausau, Wisconsin, is 1326 Schofield Avenue, P.O. Box 677, Schofield, WI 54476; the Companys’ telephone number is (715) 359-6373 and the Company’s corporate and product website addresses are www.puramedbioscience.com and www.lipigesic.com, respectively.

Results of Operations

Revenues

Revenues consist of wholesale and website sales of the MigraPure migraine product. The wholesale revenue is reduced by coop advertising costs incurred to obtain product placement at large retail drugstores.

Cost of Sales

Cost of sales consists of merchant fees, material, packaging, freight costs and product placement expenses that exceed revenue for the units sold.

Operating Expenses

Selling, general and administrative expenses consist primarily of payroll taxes, health insurance, facility rent and administrative overhead costs.

Amortization and depreciation expenses consist primarily of depreciation of assets and amortization of the Company’s LipiGesic® trademark and intellectual property received during its spin-off from the parent company in April 2007.

Marketing and advertising expense include payments for public relations, stock promotion and advertising consistent with the commercialization of products.

Professional fees consist of audit, legal, transfer agent, consulting, commission and directors fees.

Salaries include payments to the office manager.

Officers’ salaries include payroll to the Chief Executive Officer and Chief Operating Officer.

Other Income Expense

Other Income Expense consists of interest expense and gain/loss on derivative liability.

Comparison of Operations for Three Months Ended September 30, 2014 and 2013

Revenue

Net revenue for the three months ended September 30, 2014 was $3,636 compared to $0 for the three months ended September 30, 2013.  The revenue increased due to internet sales.

[18]

Cost of Sales

Cost of sales for the three months ended September 3, 2014 was $4,932, compared to $26,603 for the three months ended September 30, 2013. Cost of sales decreased due to the absence of obsolete inventory write offs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $23,774 and $43,226 for the three months ended September 30, 2014 and 2013, respectively. The decrease is primarily attributed to the decrease in cost of our product liability insurance policy.

Amortization and Depreciation

Amortization and depreciation expenses for the three months ended September 30, 2014 and 2013 were  $3,513 compared to $14,440, respectively. The decrease was due to certain intangible assets becoming fully amortized in 2014.

Professional Fees

Professional fees for the three months ended September 30, 2014 were $48,897 compared to $107,930 for the three months ended September 30, 2013. The decrease was attributed to the reduction in legal fees incurred.

Marketing and Advertising Expense

Marketing and advertising expense for the three months ended September 30, 2014 was $9,770 compared to $22,900 for the three months ended September 30, 2013. The decrease in the expenses was due to a reduction in the marketing and advertising expenditures.

Salaries

Salaries for the three months ended September 30, 2014 were $5,874, compared to $7,436 for the three months ended September 30, 2013. The decrease was due to the decrease in hours worked by the Office Manager during this time period.

Officers’ Salaries

Officers’ salaries for the three months ended September 30, 2014 and 2013 were $42,314 and $60,923, respectively. The decrease in salaries is attributed to the resignation of the Company’s Chief Operating Officer in May of 2014, and a decrease in hours worked by the new Chief Operating Officer.

Interest Expense

Interest expense for the three months ended September 30, 2014 and 2013 was $431,930 and $125,999, respectively. The increase in the expense is attributed to an increase in the number of notes outstanding.

Loss on Derivative Liability

The loss on derivative liability for the three months ended September 30, 2014 and 2013 was $255,281 and $293,171, respectively. The loss on derivative liability is the difference in value using the lattice model for the warrants between the date issued and the quarter ended September 30, 2014 and 2013.

Net Loss

Net loss for the three months ended September 30, 2014 was $822,649 compared to $702,718 for the three months ended September 30, 2013. The increase in the loss for 2014 was due primarily to higher interest costs associated with convertible debt.

[19]

Financial Condition, Liquidity and Capital Resources

As of September 30, 2014, the Company had cash of $28,120 and negative working capital of $5,628,766.

PuraMed intends to raise the funds needed to implement the Company’s plan of operation through both private sales of debt and equity securities. There is no assurance, however, that the Company will be successful in raising the necessary capital to implement the Company’s business plan, either through debt or equity sources.

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

The Publication of the Clinical Trial Data – We believe the outcome of the Company’s 2011 clinical study coupled with the publication of the manuscript in the peer reviewed-medical journal “Headache, The Journal of Head and Face Pain” has proved to be very successful. It has and is expected to continue to provide it with numerous marketing and promotion opportunities that could significantly help with the re-launch of its MigraPure migraine product.

PuraMed is in the process of creating a detailed marketing strategy that focuses on the sampling and engagement of segments of the medical community. The successful outcome and subsequent re-analysis of MigraPures clinical trial data is expected to be an instrumental component of those actions.  Medical marketing efforts targeting specific segments of the medical community are expected to yield positive returns.

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

Commercialization PuraMed Products – In addition to raising the necessary funds to continue operations, PuraMed’s primary focus for the remainder of calendar year 2014 and beginning of 2015 is expected to be to continue the re-branding process and gain distribution with one or more retail channels.  The Company will work to use its clinical data, anecdotal information and an aggressive sampling campaign to overcome consumer and retailer skepticism,  provide third-party validation of its migraine products efficacy and achieve retail and online placement.

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

[20]

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
$3,000,000

Critical Accounting Policies

The discussion in this Plan of Operation should be considered in conjunction with the Company’s audited financial statements and related notes included in its Annual Report on Form 10-K for the year ended June 30, 2014, filed with the SEC on October 14, 2014. These financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP).

The preparation of the Company’s financial statements requires us to make estimates and judgments affecting its reported amounts of assets, liabilities, revenues and expenses and related disclosures. On an ongoing basis, PuraMed is expecting to evaluate these estimates which are based on historical experience and certain assumptions the Company believes to be reasonable under the circumstances. Actual results may differ materially from the Company’s estimates under different assumptions or conditions.

Impairment – Whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, The Company conducts an impairment analysis of any material intangible assets owned by the Company. If the results of any such impairment analysis indicate the Company’s recorded values for any such assets have declined materially, PuraMed plans to adjust its recorded asset valuations in all of its financial statements to reflect any such decline in value. The Company believes that no impairment existed as of September 30, 2014.

Stock-Based Compensation – PuraMed has issued stock-based compensation to the Company’s employees, contractors, consultants or others providing goods and services to PuraMed. The fair market value of any stock-based compensation issued for goods or services is expected to be expensed over the period in which the Company receives them. Most likely any equity securities issued by it for goods and services should consist of common shares or common stock purchase warrants, which should be fully vested, non-forfeitable, and fully paid or exercisable at the date of grant. Regarding any future stock option or warrant grants, the Company intends to determine the fair value by using the Black-Scholes option-pricing model.

[21]

Derivative financial instruments – warrants – In accordance with guidance in Accounting Standards Codification (ASC) 815-40-25-1 and ASC 815-40-25-8, the Company has determined the warrants issued during 2011 have net cash settlement provisions that require classification as derivative liabilities rather than permanent equity. In accordance with such accounting rules, derivative instruments are recorded at fair value and marked-to-market each period until they are exercised or expire, with any change in the fair value charged or credited to income each period. Because these warrants do not trade in an active securities market, the fair value was estimated using a binomial option-pricing model.

Derivative financial instruments – conversion options – In accordance with guidance in ASC 815-15, the Company has determined the conversion options of certain short-term convertible notes require classification as derivative liabilities. In accordance with such accounting rules, derivative instruments are recorded at fair value and marked-to-market each period until they are exercised or expire, with any change in the fair value charged or credited to income each period. The fair value was estimated using a binomial option-pricing model.

[22]

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As described in the notes to condensed financial statements included in this filing (see Note C), the Company accounts for certain warrants and convertible debt instruments as derivative liabilities.  However, PuraMed does not engage in any hedging activities.

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

Pursuant to rules adopted by the SEC as directed by Section 302 of the Sarbanes-Oxley Act of 2002, the Company’s management, with the participation of the CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) ) as of September 30, 2014. Based on that evaluation, the Company’s CEO concluded that, as of that date, the Company’s disclosure controls and procedures required by paragraph (b) of the Exchange Act Rules 13a-15d-15, were not effective. Management’s assessment identified the following material weaknesses:

There is a lack of accounting personnel with the requisite knowledge of US GAAP and the financial reporting requirements of the Securities and Exchange Commission.

There are insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of US GAAP and SEC disclosure requirements.

There is a lack of segregation of duties, in that PuraMed only had one person performing all accounting-related duties.

Notwithstanding the existence of these material weaknesses in the Company’s internal control over financial reporting, management believes that the financial statements included in its report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.

The Company also disclosed these weaknesses in its Annual Report on Form 10-K for the year ended June 30, 2014, filed with the SEC on October 14, 2014. PuraMed recently added external accountants to assist in the Company’s accounting processes.

[23]

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS AND RISK FACTORS

There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of the Company or any of its subsidiaries, threatened against or affecting the Company, its common stock, any of its subsidiaries or of the Company’s or its subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 1A. RISK FACTORS

PuraMed believes there are no changes that constitute material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended June 30, 2014, filed with the SEC on October 14, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended September 30, 2014.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the quarter ended September 30, 2014. $652,723 of notes payable are past-due as of September 30, 2014.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

There is no other information required to be disclosed under this item which was not previously disclosed.

[24]

ITEM 6. EXHIBITS

See Exhibit Index below
Exhibit Index
Quarterly report on Form 10-Q
For the quarter ended September 30, 2014

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

[25]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURAMED BIOSCIENCE, INC.

November 19, 2014	By:	/s/ Russell W. Mitchell
Russell W. Mitchell
Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Russell W. Mitchell	Chief Executive Officer	November 19, 2014
Russell W. Mitchell	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer), Director

/s/ Patricia McMurtrie	Chief Operating Officer, Director	November 19, 2014
Patricia McMurtrie

/s/ Charles Phillips	Director	November 19, 2014
Charles Phillips

[26]